Form 10-K
period 1993-12-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1994-03-31
CIK 774197, 20947, 352049

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1993

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _________________ to _________________


Commission       Registrant; State of Incorporation;         I.R.S. Employer
File Number         Address; and Telephone Number           Identification No.

1-9130           CENTERIOR ENERGY CORPORATION               34-1479083
                 (An Ohio Corporation)
                 6200 Oak Tree Boulevard
                 Independence, Ohio  44131
                 Telephone (216) 447-3100

1-2323           THE CLEVELAND ELECTRIC ILLUMINATING        34-0150020
                   COMPANY
                 (An Ohio Corporation)
                 55 Public Square
                 Cleveland, Ohio  44113
                 Telephone (216) 622-9800

1-3583           THE TOLEDO EDISON COMPANY                  34-4375005
                 (An Ohio Corporation)
                 300 Madison Avenue
                 Toledo, Ohio  43652
                 Telephone (419) 249-5000

Indicate by check mark whether each of the registrants (1) has filed all re-ports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes   X  .  No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Centerior Energy Corporation Common Stock, with-out par value, held by non-affiliates was $1,754,200,163 on February 28, 1994 based on the closing sale price of $11.875 as quoted for that date on a composite transactions basis in The Wall Street Journal and on the 147,722,119 shares of Common Stock outstanding on that date. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of the outstanding common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively.

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Registrant              Title of Each Class             on Which Registered
Centerior Energy        Common Stock,
  Corporation             without par value            New York Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

The Cleveland Electric  Cumulative Serial Preferred
  Illuminating Company    Stock, without par value:
                            $7.40 Series A             New York Stock Exchange
                            $7.56 Series B             New York Stock Exchange
                            Adjustable Rate, Series L  New York Stock Exchange

                        Depository Shares:
                          1993 Series A, each share
                          representing 1/20 of a
                          share of Serial Preferred
                          Stock, $42.40 Series T
                          (without par value)          New York Stock Exchange

                        First Mortgage Bonds:
                          4-3/8% Series due 1994       New York Stock Exchange
                          8-3/4% Series due 2005       New York Stock Exchange
                          9-1/4% Series due 2009       New York Stock Exchange
                          8-3/8% Series due 2011       New York Stock Exchange
                          8-3/8% Series due 2012       New York Stock Exchange

The Toledo Edison       Cumulative Preferred Stock,
  Company                 par value $100 per share:
                            4-1/4% Series              American Stock Exchange
                            8.32% Series               American Stock Exchange
                            7.76% Series               American Stock Exchange
                            10% Series                 American Stock Exchange

                        Cumulative Preferred Stock,
                          par value $25 per share:
                            8.84% Series               New York Stock Exchange
                            $2.365 Series              New York Stock Exchange
                            Adjustable Rate, Series A  New York Stock Exchange
                            Adjustable Rate, Series B  New York Stock Exchange
                            $2.81 Series               New York Stock Exchange

                        First Mortgage Bonds:
                          7-1/2% Series due 2002       New York Stock Exchange
                          8% Series due 2003           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Registrant              Title of Each Class
Centerior Energy        None
  Corporation

The Cleveland Electric  None
  Illuminating Company

The Toledo Edison       Cumulative Preferred Stock,
  Company                 par value $100 per share:
                            4.56% Series and 4.25% Series
                            ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        Part of Form 10-K
                                                       Into Which Document
Description                                              Is Incorporated

Portions of Proxy Statement of Centerior Energy
Corporation, dated March 23, 1994                            Part III

                               TABLE OF CONTENTS


                                                                         Page
                                                                        Number
Glossary of Terms                                                         iv

PART I

  Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . .       1

    The Centerior System . . . . . . . . . . . . . . . . . . . . . .       1

    CAPCO Group  . . . . . . . . . . . . . . . . . . . . . . . . . .       2

    Construction and Financing Programs  . . . . . . . . . . . . . .       3

      Construction Program . . . . . . . . . . . . . . . . . . . . .       3
      Financing Program  . . . . . . . . . . . . . . . . . . . . . .       5

    General Regulation . . . . . . . . . . . . . . . . . . . . . . .       5

      Holding Company Regulation . . . . . . . . . . . . . . . . . .       5
      State Utility Commissions  . . . . . . . . . . . . . . . . . .       6
      Ohio Power Siting Board  . . . . . . . . . . . . . . . . . . .       7
      Federal Energy Regulatory Commission . . . . . . . . . . . . .       7
      Nuclear Regulatory Commission  . . . . . . . . . . . . . . . .       7
      Other Regulation . . . . . . . . . . . . . . . . . . . . . . .       7

    Environmental Regulation . . . . . . . . . . . . . . . . . . . .       8

      General  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8
      Air Quality Control  . . . . . . . . . . . . . . . . . . . . .       8
      Water Quality Control  . . . . . . . . . . . . . . . . . . . .       9
      Waste Disposal . . . . . . . . . . . . . . . . . . . . . . . .      10

    Electric Rates . . . . . . . . . . . . . . . . . . . . . . . . .      10

    Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

      Sales of Electricity . . . . . . . . . . . . . . . . . . . . .      11
      Operating Statistics . . . . . . . . . . . . . . . . . . . . .      12
      Nuclear Units  . . . . . . . . . . . . . . . . . . . . . . . .      12
      Competitive Conditions . . . . . . . . . . . . . . . . . . . .      14

        General  . . . . . . . . . . . . . . . . . . . . . . . . . .      14
        Cleveland Electric . . . . . . . . . . . . . . . . . . . . .      15
        Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . .      16

                                                                         Page
                                                                        Number
      Fuel Supply  . . . . . . . . . . . . . . . . . . . . . . . . .      17

        Coal . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17
        Nuclear  . . . . . . . . . . . . . . . . . . . . . . . . . .      18
        Oil  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

    Executive Officers of the Registrants and the Service Company  .      20

  Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . .      26

    General  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

      The Centerior System . . . . . . . . . . . . . . . . . . . . .      26
      Cleveland Electric . . . . . . . . . . . . . . . . . . . . . .      27
      Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . .      27

    Title to Property  . . . . . . . . . . . . . . . . . . . . . . .      28

  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .      30

  Item 4.  Submission of Matters to a Vote of Security Holders . . .      30

PART II

  Item 5.  Market for Registrants' Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . .      30

      Market Information . . . . . . . . . . . . . . . . . . . . . .      31
      Share Owners . . . . . . . . . . . . . . . . . . . . . . . . .      31
      Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .      31

  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . .      31

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      31
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      32
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      32

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . .      32

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      32
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      32
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      32

                                                                         Page
                                                                        Number
  Item 8.  Financial Statements and Supplementary Data . . . . . . .      32

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      32
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      32
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      32

  Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .      32

PART III

  Item 10.  Directors and Executive Officers of the Registrants  . .      33

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      33
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      33
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      33

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .      34

    Centerior Energy, Cleveland Electric and Toledo Edison . . . . .      34

  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . .      34

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      34
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      36
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      36

  Item 13.  Certain Relationships and Related Transactions . . . . .      37

    Centerior Energy, Cleveland Electric and Toledo Edison . . . . .      37

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      37

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

Index to Selected Financial Data; Management's Discussion and
  Analysis of Financial Condition and Results of Operations;
  and Financial Statements . . . . . . . . . . . . . . . . . . . . .     F-1

Index to Schedules . . . . . . . . . . . . . . . . . . . . . . . . .     S-1

The Cleveland Electric Illuminating Company and Subsidiaries and The
  Toledo Edison Company Combined Pro Forma Condensed Financial
  Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .     P-1

Exhibit Index  . . . . . . . . . . . . . . . . . . . . . . . . . . .     E-1

This combined Form 10-K is separately filed by Centerior Energy Corporation, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to either or both of the Operating Companies is also attributed to Centerior Energy.

                               GLOSSARY OF TERMS

The following terms and abbreviations used in the text of this report are defined as indicated:

Term                             Definition
AFUDC                            Allowance for Funds Used During Construction.

AMP-Ohio American Municipal Power-Ohio, Inc., an Ohio not-for-profit corporation, the members of which are certain Ohio municipal electric systems.

Beaver Valley Unit 2             Unit 2 of the Beaver Valley Power Station, in
                                 which the Operating Companies have ownership
                                 and leasehold interests.

CAPCO Group                      Central Area Power Coordination Group.

Centerior Energy or Centerior    Centerior Energy Corporation.

Centerior System                 Centerior Energy, the Operating Companies and
                                 the Service Company.

Clean Air Act                    Federal Clean Air Act of 1970 as amended.

Clean Air Act Amendments         November 1990 Amendments to the Clean Air
                                 Act.

Clean Water Act                  Federal Water Pollution Control Act as
                                 amended.

Cleveland Electric               The Cleveland Electric Illuminating Company,
                                 an electric utility subsidiary of Centerior
                                 Energy and a member of the CAPCO Group.

Consol                           Consolidation Coal Company.

CPP Cleveland Public Power, a municipal electric system operated by the City of Cleveland.

CWIP                             Construction Work in Progress.

Davis-Besse                      Davis-Besse Nuclear Power Station.

Term                             Definition
Detroit Edison                   Detroit Edison Company, an electric utility.

District of Columbia             United  States  Court of Appeals for the Dis-
Circuit Appeals Court            trict of Columbia Circuit.

DOE                              United States Department of Energy.

Duquesne Duquesne Light Company, an electric utility subsidiary of DQE, Inc. and a member of the CAPCO Group.

ECAR                             East Central Area Reliability Coordination
                                 Group.

Energy Act                       Energy Policy Act of 1992.

Federal Power Act                Federal Power Act, as amended, codified in
                                 Chapter 12 of Title 16 of the United States
                                 Code.

FERC                             Federal Energy Regulatory Commission.

General Electric                 General Electric Company.

Holding Company Act              Public Utility Holding Company Act of 1935.

Mansfield Plant                  Bruce Mansfield Generating Plant, a coal-
                                 fired power plant, in which the Operating
                                 Companies have leasehold interests as joint
                                 and several lessees.

Note or Notes                    Note or Notes to the Financial Statements in
                                 the Centerior Energy, Cleveland Electric and
                                 Toledo Edison Annual Reports for 1993 (Note
                                 or Notes, where used, refers to all three
                                 companies unless otherwise specified).

NPDES                            National Pollutant Discharge Elimination
                                 System.

NRC                              United States Nuclear Regulatory Commission.

Ohio Edison                      Ohio Edison Company, an electric utility and
                                 a member of the CAPCO Group.

Ohio EPA                         Ohio Environmental Protection Agency.

Ohio Power                       Ohio Power Company, an electric utility sub-
                                 sidiary of American Electric Power Company,
                                 Inc.

Term                             Definition
Ohio Valley                      The Ohio Valley Coal Company, the successor
                                 corporation to The Nacco Mining Company and a
                                 subsidiary of Ohio Valley Resources, Inc.

Operating Companies              Cleveland Electric and Toledo Edison.
(individually, Operating
Company)

OPSB                             Ohio Power Siting Board.

PaPUC                            Pennsylvania Public Utility Commission.

Penelec Pennsylvania Electric Company, an electric utility subsidiary of GPU.

Pennsylvania Power               Pennsylvania Power Company, an electric
                                 utility subsidiary of Ohio Edison and a
                                 member of the CAPCO Group.

Perry Plant                      Perry Nuclear Power Plant.

Perry Unit 1 and Perry Unit 2    Unit 1 and Unit 2 of the Perry Plant, in
                                 which the Operating Companies have ownership
                                 interests.

PUCO                             The Public Utilities Commission of Ohio.

Quarto                           Quarto Mining Company, a subsidiary of
                                 Consol.

SALP                             Systematic Assessment of Licensee
                                 Performance - the NRC's performance
                                 evaluation of a nuclear unit.

SEC                              United States Securities and Exchange
                                 Commission.

Seneca Plant                     Seneca Power Plant, a pumped-storage, hydro-
                                 electric generating station jointly owned by
                                 Cleveland Electric and Penelec.

Service Company                  Centerior Service Company, a service sub-
                                 sidiary of Centerior Energy.

Superfund                        Comprehensive Environmental Response, Com-
                                 pensation and Liability Act of 1980 and the
                                 Superfund Amendments and Reauthorization Act
                                 of 1986.

Term                             Definition
Toledo Edison                    The Toledo Edison Company, an electric
                                 utility subsidiary of Centerior Energy and a
                                 member of the CAPCO Group.

U.S. EPA                         United States Environmental Protection
                                 Agency.

Westinghouse                     Westinghouse Electric Corporation.

                                     PART I


Item 1.  Business

                              THE CENTERIOR SYSTEM

Centerior Energy is a public utility holding company and the parent company of the Operating Companies and the Service Company. Centerior was incorporated under the laws of the State of Ohio in 1985 for the purpose of enabling Cleveland Electric and Toledo Edison to affiliate by becoming wholly owned subsidiaries of Centerior. The affiliation of the Operating Companies became effective in April 1986. Nearly all of the consolidated operating revenues of the Centerior System are derived from the sale of electric energy by Cleveland Electric and Toledo Edison.

The Operating Companies' combined service areas encompass approximately 4,200 square miles in northeastern and northwestern Ohio with an estimated popula-tion of about 2,600,000. At December 31, 1993, the Centerior System had 6,748 employees. Centerior Energy has no employees.

Cleveland Electric, which was incorporated under the laws of the State of Ohio in 1892, is a public utility engaged in the generation, purchase, transmis-sion, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio, including the City of Cleveland. Cleveland Electric also provides electric energy at wholesale to other elec-tric utility companies and to two municipal electric systems (directly and through AMP-Ohio) in its service area. Cleveland Electric serves approxi-mately 748,000 customers and derives approximately 75% of its total electric revenue from customers outside the City of Cleveland. Principal industries served by Cleveland Electric include those producing steel and other primary metals; automotive and other transportation equipment; chemicals; electrical and nonelectrical machinery; fabricated metal products; and rubber and plastic products. Nearly all of Cleveland Electric's operating revenues are derived from the sale of electric energy. At December 31, 1993, Cleveland Electric had 3,606 employees of which about 51% were represented by one union having a collective bargaining agreement with Cleveland Electric.

Toledo Edison, which was incorporated under the laws of the State of Ohio in 1901, is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio, including the City of Toledo. Toledo Edison also provides electric energy at wholesale to other electric utility companies and to 13 municipally owned distribution systems (through AMP-Ohio) and one rural electric cooperative distribution system in its service area. Toledo Edison serves approximately 285,000 customers and derives approximately 55% of its total electric revenue from customers outside the City of Toledo. Among the principal industries served by Toledo Edison are metal casting, forming and fabricating; petroleum refining; automotive equipment and assembly; food processing; and glass. Nearly all of Toledo Edison's operating revenues are derived from the sale of electric energy. At December 31, 1993, Toledo Edison had 1,909 employees of which about 55% were represented by three unions having collective bargaining agreements with Toledo Edison.

The Service Company, which was incorporated in 1986 under the laws of the State of Ohio, is also a wholly owned subsidiary of Centerior Energy. It pro-vides management, financial, administrative, engineering, legal, governmental and public relations and other services to Centerior Energy and the Operating Companies. At December 31, 1993, the Service Company had 1,233 employees.

On March 25, 1994, Centerior Energy announced plans to merge Toledo Edison into Cleveland Electric. Since Cleveland Electric and Toledo Edison affiliated in 1986, efforts have been made to consolidate operations and administration as much as possible to achieve maximum cost savings. The merger of the two companies into a single entity is the completion of this consolidation process. Various aspects of the merger are subject to the approval of the FERC, the PUCO, the PaPUC and other regulatory authorities. The merger must be approved by Toledo Edison preferred stock share owners. Preferred stock share owners of Cleveland Electric must approve the authori-zation of additional shares of preferred stock. Upon the merger becoming effective, the outstanding shares of Toledo Edison preferred stock will be exchanged for shares of Cleveland Electric preferred stock having sub-stantially the same terms. Cleveland Electric and Toledo Edison plan to seek preferred share owner approval in the summer of 1994. The merger is expected to be effective late in 1994.

See Note 15 to the Operating Companies' Financial Statements for further discussion of this matter and "3. Combined Pro Forma Condensed Financial Statements (Unaudited)" contained under Item 14. of this Report for selected historical and combined pro forma financial information of Cleveland Electric and Toledo Edison.

                                  CAPCO GROUP

Cleveland Electric and Toledo Edison are members of the CAPCO Group, a power pool created in 1967 with Duquesne, Ohio Edison and Pennsylvania Power. This pool affords greater reliability and lower cost of providing electric service through coordinated generating unit operations and maintenance and generating reserve back-up among the five companies. In addition, the CAPCO Group has completed programs to construct larger, more efficient electric generating units and to strengthen interconnections within the pool.

The CAPCO Group companies have placed in service nine major generating units, of which the Operating Companies have ownership or leasehold interests in seven (three nuclear and four coal-fired). Each CAPCO Group company owns, as a tenant-in-common, or leases a portion of certain of these generating units. Each company has the right to the net capability and associated energy of its respective ownership and leasehold portions of the units and is, severally and not jointly, obligated for the capital and operating costs equivalent to its respective ownership and leasehold portions of the units and the required fuel, except that the obligations of Pennsylvania Power are the joint and several obligations of that company and Ohio Edison and except that the leasehold obligations of Cleveland Electric and Toledo Edison are joint and several. (See "Operations--Fuel Supply".) For all plants but one, the company in whose service area a generating unit is located is responsible for the operation of that unit for all the owners, except for the procurement of nuclear fuel for a nuclear generating unit. The Mansfield Plant, which is located in Duquesne's service area, is operated by Pennsylvania Power. Each company owns the necessary interconnecting transmission facilities within its service area, and the other CAPCO Group companies contribute toward fixed charges and operating costs of those transmission facilities.

All of the CAPCO Group companies are members of ECAR, which is comprised of 28 electric companies located in nine contiguous states. ECAR's purpose is to improve reliability of bulk power supply through coordination of planning and operation of member companies' generation and transmission facilities.

                      CONSTRUCTION AND FINANCING PROGRAMS

Construction Program

The Centerior System carries on a continuous program of constructing trans-mission, distribution and general facilities and modifying existing generating facilities to meet anticipated demand for electric service, to comply with governmental regulations and to protect the environment. The Operating Companies' 1993 long-term (20-year) forecast, as filed with the PUCO (see "General Regulation--State Utility Commissions"), projects long-term annual growth rates in peak demand and kilowatt-hour sales for the Operating Companies of 1.1% and 1.4%, respectively, after demand-side management con-siderations. The Centerior System's integrated resource plan for the 1990s (which is included in the long-term forecast) combines demand-side management programs with maximum utilization of existing generating capacity to postpone the need for new generating units until the next decade. Demand-side manage-ment programs, such as energy-efficient lighting and motors, curtailable load and energy management, are expected to assist customers in achieving greater energy efficiency. Centerior plans to invest up to $35,000,000 in demand-side programs in 1994 and 1995.

Operable capacity margins over the next ten years are expected to be adequate without adding generating capacity. According to the current long-term integrated resource plan, the next increment of generating capacity that the Centerior System plans to put into service will be two 136,000-kilowatt units in 2003, with additional small, short-lead-time capacity in subsequent years.

The following tables show, categorized by major components, the construction expenditures by Cleveland Electric and Toledo Edison and, by aggregating them, for the Centerior System during 1991, 1992 and 1993 and the estimated cost of their construction programs for 1994 through 1998, in each case including AFUDC and excluding nuclear fuel:

                                  Actual                 Estimated
                             1991  1992  1993   1994  1995  1996  1997  1998
     Cleveland Electric                 (Millions of Dollars)
Perry Unit 2*                $  0  $  3  $  0   $  -  $  -  $  -  $  -  $  -
Transmission, Distribution
  and General Facilities       77    73    85     76    82    86    96    97
Renovation and Modification
  of Generating Units
    Nuclear                    25    23    16     18    14    15    14    11
    Nonnuclear                 48    56    65     55    70    36    29    41
Clean Air Act Amendments
  Compliance                    0     1     9     27    22     3     4    33

                   Total     $150  $156  $175   $176  $188  $140  $143  $182

    Note:  The footnote to the tables is on the following page.

                                  Actual                 Estimated
                             1991  1992  1993   1994  1995  1996  1997  1998
     Toledo Edison                      (Millions of Dollars)
Perry Unit 2*                $  0  $  0  $  0   $  -  $  -  $  -  $  -  $  -
Transmission, Distribution
  and General Facilities       30    25    22     23    27    26    25    20
Renovation and Modification
  of Generating Units
    Nuclear                    17    12    15     15    10    12    10     8
    Nonnuclear                  7     7     6     11     9     6     6     8
Clean Air Act Amendments
  Compliance                    0     0     0      6     4    11    11    11

                   Total     $ 54  $ 44  $ 43   $ 55  $ 50  $ 55  $ 52  $ 47

                                  Actual                 Estimated
                             1991  1992  1993   1994  1995  1996  1997  1998
     Centerior System                   (Millions of Dollars)

Perry Unit 2*                $  0  $  3  $  0   $  -  $  -  $  -  $  -  $  -
Transmission, Distribution
  and General Facilities      107    98   107     99   109   112   121   117
Renovation and Modification
  of Generating Units
    Nuclear                    42    35    31     33    24    27    24    19
    Nonnuclear                 55    63    71     66    79    42    35    49
Clean Air Act Amendments
  Compliance                    0     1     9     33    26    14    15    44

                   Total     $204  $200  $218   $231  $238  $195  $195  $229

 *Construction of Perry Unit 2 was suspended in 1985.  In 1992, Cleveland
  Electric purchased Duquesne's ownership share of Perry Unit 2 for $3,324,000. At December 31, 1993, Centerior Energy, Cleveland Electric and Toledo Edison wrote off their investment in Perry Unit 2 (see Note 4(b)).

Each company in the CAPCO Group is responsible for financing the portion of the capital costs of nuclear fuel equivalent to its ownership and leased interest in the unit in which the fuel will be utilized. See "Operations-- Fuel Supply--Nuclear" for information regarding nuclear fuel supplies and Note 6 regarding leasing arrangements to finance nuclear fuel capital costs. Nuclear fuel capital costs incurred by Cleveland Electric, Toledo Edison and the Centerior System during 1991, 1992 and 1993 and their estimated nuclear fuel capital costs for 1994 through 1998 are as follows:

                                  Actual                 Estimated
                             1991  1992  1993   1994  1995  1996  1997  1998
                                        (Millions of Dollars)
Cleveland Electric           $ 32  $ 30  $ 26   $ 28  $ 18  $ 29  $ 33  $ 37
Toledo Edison                $ 27  $ 22  $ 20   $ 23  $ 12  $ 30  $ 27  $ 28
Centerior System             $ 59  $ 52  $ 46   $ 51  $ 30  $ 59  $ 60  $ 65

Financing Program

Reference is made to Centerior Energy's, Cleveland Electric's and Toledo Edison's Management's Financial Analysis contained under Item 7 of this Report and to Notes 11 and 12 for discussions of the Centerior System's financing activity in 1993; debt and preferred stock redemption requirements during the 1994-1998 period; expected external financing needs during such period; re-strictions on the issuance of additional debt securities and preferred stock; short-term and long-term financing capability; and securities ratings for the Operating Companies.

In the second quarter of 1994, Cleveland Electric and Toledo Edison expect to issue $46,100,000 and $30,500,000, respectively, of first mortgage bonds as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used to refund $46,100,000 and $30,500,000, respec-tively, of tax-exempt bonds that were issued in 1988 and have been continu-ously remarketed on a floating rate basis. The new series of bonds will each be issued at a fixed rate of interest for the remaining term to July 1, 2023.

Centerior expects to raise about $35,000,000 in 1994 from the sale of authorized but unissued common stock under certain of its employee and share owner stock purchase plans.

                               GENERAL REGULATION

Holding Company Regulation

Centerior Energy is currently exempt from regulation under the Holding Company Act.

The Energy Act contains, among other provisions, amendments to the Holding Company Act and the Federal Power Act. The Energy Act also adopted nuclear power licensing and related regulations, energy efficiency standards and incentives for the use of alternative transportation fuels. Amendments to the Holding Company Act create a new class of independent power producers known as "Exempt Wholesale Generators", which are exempt from the Holding Company Act corporate structure regulations and operate without SEC approval or regulation. Exempt Wholesale Generators may be owned by holding companies, electric utility companies or any other person.

State Utility Commissions
- -------------------------
The Operating Companies are subject to the jurisdiction of the PUCO with re-spect to rates, service, accounting, issuance of securities and other matters. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility. See "Electric Rates" for a description of certain aspects of Ohio rate-making law. The Operating Companies are also subject to the jurisdiction of the PaPUC in certain respects relating to their ownership interests in generating facilities located in Pennsylvania.

The PUCO is composed of five commissioners appointed by the Governor of Ohio from nominees recommended by a Public Utility Commission Nominating Council. Nominees must have at least three years' experience in one of several disci-plines. Not more than three commissioners may belong to the same political party.

Under Ohio law, a public utility must file annually with the PUCO a long-term forecast of customer loads, facilities needed to serve those loads and prospective sites for those facilities. This forecast must include the following:

(1) Demand Forecast--the utility's 20-year forecast of sales and peak demand, before and after the effects of demand-side management programs.

(2) Integrated Resource Plan (required biennially)--the utility's projected mix of resource options to meet the projected demand.

(3) Short-Term Implementation Plan and Status Report (required biennially)-- the utility's discussion of how it plans to implement its integrated resource plan over the next four years. Estimates of annual expenditures and security issuances associated with the integrated resource plan over the four-year period must also be provided.

The PUCO must hold a public hearing on the long-term forecast at least once every five years to determine the reasonableness of such forecast. The PUCO and the OPSB are required to consider the record of such hearings in proceed-ings for approving facility sites, changing rates, approving security issues and initiating energy conservation programs. Ohio law also permits electric utilities under PUCO jurisdiction to submit environmental compliance plans for PUCO review and approval. Ohio law requires that the PUCO make certain statutory findings prior to approving the environmental compliance plan, which includes that the plan is a reasonable least cost strategy for compliance with air quality requirements. In 1992, the PUCO held hearings on the Operating Companies' 1992 long-term forecast and environmental compliance plan. Centerior and the parties intervening in the proceeding reached agreement on the forecast and environmental compliance plan, and the agreement was sub-sequently approved by the PUCO in February 1993.

The PUCO has jurisdiction over certain transactions by companies in an elec-tric utility holding company system if it includes at least one Ohio electric utility and is exempt from regulation under Section 3(a)(1) or (2) of the Holding Company Act. An Ohio electric utility in such a holding company system, such as Centerior, must obtain PUCO approval to invest in, lend funds to, guarantee the obligations of or otherwise finance or transfer assets to any nonutility company in that holding company system, unless the transaction is in the ordinary course of business operations in which one company acts for or with respect to another company. Also, the holding company in such a hold-ing company system must obtain PUCO approval to make any investment in any nonutility subsidiaries, affiliates or associates of the holding company if such investment would cause all such capital investments to exceed 15% of the consolidated capitalization of the holding company unless such funds were provided by nonutility subsidiaries, affiliates or associates.

The PUCO has a reserve capacity policy for electric utilities in Ohio stating that (i) 20% of service area peak load excluding interruptible load is an appropriate generic benchmark for an electric utility's reserve margin; (ii) a reserve margin exceeding 20% gives rise to a presumption of excess capacity, but may be appropriate if it confers a positive net present benefit to cus-tomers or is justified by unique system characteristics; and (iii) appropriate remedies for excess capacity (possibly including disallowance of costs in rates) will be determined by the PUCO on a case-by-case basis.

Ohio Power Siting Board

The OPSB has state-wide jurisdiction, except to the extent pre-empted by Federal law, over the location, need for and certain environmental aspects of electric generating units with a capacity of 50,000 kilowatts or more and transmission lines with a rating of at least 125 kV.

Federal Energy Regulatory Commission

The Operating Companies are each subject to the jurisdiction of the FERC with respect to the transmission and sale of power at wholesale in interstate com-merce, interconnections with other utilities, accounting and certain other matters. Cleveland Electric is also subject to FERC jurisdiction with respect to its ownership and operation of the Seneca Plant.

Nuclear Regulatory Commission

The nuclear generating units in which the Operating Companies have an interest are subject to regulation by the NRC. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considera-tions and environmental impacts.

Owners of nuclear units are required to purchase the full amount of nuclear liability insurance available. See Note 5(b) for a description of nuclear in-surance coverages.

Other Regulation

The Operating Companies are subject to regulation by Federal, state and local authorities with regard to the location, construction and operation of certain facilities. The Operating Companies are also subject to regulation by local authorities with respect to certain zoning and planning matters.

                            ENVIRONMENTAL REGULATION

General

The Operating Companies are subject to regulation with respect to air quality, water quality and waste disposal matters. Federal environmental legislation affecting the operations and properties of the Operating Companies includes the Clean Air Act, the Clean Air Act Amendments, the Clean Water Act, Superfund, and the Resource Conservation and Recovery Act. The requirements of these statutes and related state and local laws are continually changing due to the promulgation of new or revised laws and regulations and the results of judicial and agency proceedings. Compliance with such laws and regulations may require the Operating Companies to modify, supplement, abandon or replace facilities and may delay or impede construction and operation of facilities, all at costs which could be substantial. The Operating Companies expect that the impact of such costs would eventually be reflected in their respective rate schedules. Cleveland Electric and Toledo Edison plan to spend, during the period 1994-1996, $70,000,000 and $20,000,000, respectively, for pollution control facilities, including Clean Air Act Amendments compliance costs.

The Operating Companies believe that they are currently in compliance in all material respects with all applicable environmental laws and regulations, or to the extent that one or both of the Operating Companies may dispute the applicability or interpretation of a particular environmental law or regula-tion, the affected company has filed an appeal or has applied for permits, revisions in requirements, variances or extensions of deadlines.

Concerns have been raised regarding the possible health effects associated with electric and magnetic fields. Although scientific research as to such effects has yielded inconclusive results, additional studies are being con-ducted. If electric and magnetic fields are ultimately found to pose a health risk, the Operating Companies may be required to modify transmission and distribution lines or other facilities.

Air Quality Control

Under the Clean Air Act, the Ohio EPA has adopted Ohio emission limitations for particulate matter and sulfur dioxide for each of the Operating Companies' plants. The Clean Air Act provides for civil penalties of up to $25,000 per day for each violation of an emission limitation. The U.S. EPA has approved the Ohio EPA's emission limitations and the related implementation plans ex-cept for some particulate matter emissions and certain sulfur dioxide emis-sions. The U.S. EPA has adopted separate sulfur dioxide emission limitations for each of the Operating Companies' plants.

In November 1990, the Clean Air Act Amendments were signed into law imposing restrictions on nitrogen oxides emissions and making sulfur dioxide emission limitations significantly more severe beginning in 1995. See Note 4(a) for a description of the Operating Companies' compliance strategy, which was in-cluded in the agreement approved by the PUCO in February 1993 in connection with the Operating Companies' 1992 long-term forecast. The Clean Air Act

Amendments also require studies to be conducted on the emission of certain potentially hazardous air pollutants which could lead to additional restrictions.

In 1985, the U.S. EPA issued revised regulations specifying the extent to which power plant stack height may be incorporated into the establishment of an emission limitation. Pursuant to the revised regulations, the Operating Companies submitted to the Ohio EPA information intended to support continua-tion of the stack height credit received under the previous regulations for stacks at Cleveland Electric's Avon Lake and Eastlake Plants and Toledo Edison's Bay Shore Station. The Ohio EPA has accepted the submissions and forwarded them to the U.S. EPA for approval. In January 1988, the District of Columbia Circuit Appeals Court remanded portions of the 1985 regulations to the U.S. EPA for further consideration; however, the U.S. EPA has not taken action specifically on this issue.

Congress is considering legislation to reduce emissions of gases such as those resulting from the burning of coal that are thought to cause global warming. If such legislation is adopted, the cost of operating coal-fired plants could increase significantly and coal-fired generating capacity could decrease significantly.

Water Quality Control

The Clean Water Act requires that power plants obtain permits that contain certain effluent limitations (that is, limits on discharges of pollutants into bodies of water). It also requires the states to establish water quality standards (which could result in more stringent effluent limitations than those required under the Clean Water Act) and a permit system to be approved by the U.S. EPA. Violators of effluent limitations and water quality standards are subject to a civil penalty of up to $25,000 per day for each such violation.

The Clean Water Act permits thermal effluent limitations to be established for a facility which are less stringent than those which otherwise would apply if the owner can demonstrate that such less stringent limitations are sufficient to assure the protection and propagation of aquatic and other wildlife in the affected body of water. By 1978, the Operating Companies had submitted to the Ohio EPA such demonstrations for review with respect to their Ashtabula, Avon Lake, Lake Shore, Eastlake, Acme and Bay Shore plants. The Ohio EPA has taken no action on the submittals.

The Operating Companies have received NPDES permit renewals from the Ohio EPA or have applied for such renewals for all of their power plants. In those situations where a permit application is pending, the affected plant may con-tinue to operate under the expired permit while such application is pending. Any violation of an NPDES permit is considered to be a violation of the Clean Water Act subject to the penalty discussed above.

In 1990, the Ohio EPA issued revised water quality standards applicable to Lake Erie and waters of the State of Ohio. Based upon these revised water quality standards, the Ohio EPA placed additional effluent limitations in their most recent NPDES permits. The revised standards also may serve as the basis for more stringent effluent limitations in future NPDES permits. Such limitations could result in the installation of additional pollution control equipment and increased operating expenses. The Operating Companies are monitoring discharges at their plants to support their position that addi-tional effluent limitations are not justified.

On April 16, 1993, the U.S. EPA issued proposed rules for water quality standards applicable to all states abutting the Great Lakes, including Ohio. These states would be required to adopt state water quality standards and procedures consistent with the rules within two years of final publication. Preliminary reviews indicate that the cost of complying with these rules could be significant. However, Centerior cannot determine what impact these rules will have on its operations until such rules are issued in final form and are incorporated into Ohio regulations.

Waste Disposal

See "Hazardous Waste Disposal Sites" in Management's Financial Analysis contained under Item 7 of this Report and Note 4(c) for a discussion of the Operating Companies' potential involvement in certain hazardous waste disposal sites, including those subject to Superfund. See "Nuclear Units" and "Fuel Supply--Nuclear" under "Operations", below, for discussions concerning the disposal of nuclear waste.

The Resource Conservation and Recovery Act exempts certain fossil fuel com-bustion waste products, such as fly ash, from hazardous waste disposal re-quirements. The Operating Companies are unable to predict whether Congress will choose to amend this exemption in the future or, if so, the costs relat-ing to any required changes in the operations of the Operating Companies.

                                 ELECTRIC RATES

Under Ohio law, rate base is the original cost less depreciation of a utility's total plant adjusted for certain items. The law permits the PUCO, in its discretion, to include CWIP in rate base when a construction project is at least 75% complete, but limits the amount included to 10% of rate base ex-cluding CWIP or, in the case of a project to construct pollution control fa-cilities which would remove sulfur and nitrous oxides from flue gas emissions, 20% of rate base excluding CWIP. When a project is completed, the portion of its cost which had been included in rate base as CWIP is excluded from rate base until the revenue received due to the CWIP inclusion is offset by the revenue lost due to its exclusion. During this period of time, an AFUDC-type credit is allowed on the portion of the project cost excluded from rate base. Also, the law permits inclusion of CWIP for a particular project for a period not longer than 48 consecutive months, plus any time needed to comply with changed governmental regulations, standards or approvals. The PUCO is em-powered to permit inclusion for up to another 12 months for good cause shown. If a project is canceled or not completed within the allowable period of time after inclusion of its CWIP has started, then CWIP is excluded from rate base and any revenues which resulted from such prior inclusion are offset against future revenues over the same period of time as the CWIP was included.

Current Ohio law further provides that requested rates can be collected by a public utility, subject to refund, if the PUCO does not make a decision within 275 days after the rate request application is filed. If the PUCO does not make its final decision within 545 days, revenues collected thereafter are not subject to refund. A notice of intent to file an application for a rate in-crease cannot be filed before the issuance of a final order in any prior pend-ing application for a rate increase or until 275 days after the filing of the prior application, whichever is earlier. The minimum period by which the notice of intent to file must precede the actual filing is 30 days. The test year for determining rates may not end more than nine months after the date the application for a rate increase is filed.

Under Ohio law, electric rates are adjusted every six months to reflect changes in fuel costs. The PUCO reviews such adjustments annually. Any difference between actual fuel costs during a six-month period and the fuel revenues recovered in that period is deferred and is taken into account in setting the fuel recovery factor for a subsequent six-month period.

The PUCO has authorized the Operating Companies to adjust their rates on a seasonal basis such that electric rates are higher in the summer.

Also, under Ohio law, municipalities may regulate rates charged by a utility, subject to appeal to the PUCO if not acceptable to the utility. If municipally fixed rates are accepted by the utility, such rates are binding on both parties for the specified term and cannot be changed by the PUCO.

See Note 7 and Management's Financial Analysis contained under Item 7 of this Report for information relating to the PUCO's January 1989 rate orders and the Rate Stabilization Program that was approved by the PUCO for the Operating Companies in October 1992.

                                   OPERATIONS

Sales of Electricity

Kilowatt-hour sales by the Operating Companies follow a seasonal pattern marked by increased customer usage in the summer for air conditioning and in the winter for heating. Historically, Cleveland Electric has experienced its heaviest demand for electric service during the summer months because of a significant air conditioning load on its system and a relatively low amount of electric heating load in the winter. Toledo Edison, although having a significant electric heating load, has experienced in recent years its heaviest demand for electric service during the summer months because of heavy air conditioning usage.

The Centerior System's largest customer is a steel manufacturer which has two major steel producing facilities served by Cleveland Electric. Sales to these facilities accounted for 2.5% and 3.5% of the 1993 total electric operating revenues of Centerior Energy and Cleveland Electric, respectively. The loss of these facilities (and the resultant loss of another large customer whose primary product is purchased by the two steel producing facilities) would reduce Centerior Energy's and Cleveland Electric's net income by about $34,000,000 based on 1993 sales levels.

The largest customer served by Toledo Edison is a major automobile manufac-turer. Sales to this customer accounted for 1.4% and 3.9% of the 1993 total electric operating revenues of Centerior Energy and Toledo Edison, re-spectively. The loss of this customer would reduce Centerior Energy's and Toledo Edison's net income by about $10,000,000 based on 1993 sales levels.

Operating Statistics

For data on operating revenues by service category, electric sales by service category, customers by service category and electric energy generation for 1983 and 1989 through 1993, see the attached Pages F-23 and F-24 for Centerior Energy, F-46 and F-47 for Cleveland Electric and F-68 and F-69 for Toledo Edison.

Nuclear Units

The Operating Companies' generating facilities include, among others, three nuclear units owned or leased by the CAPCO Group--Perry Unit 1, Beaver Valley Unit 2 and Davis-Besse. These three units are in commercial operation. Cleveland Electric has responsibility for operating Perry Unit 1, Duquesne has responsibility for operating Beaver Valley Unit 2 and Toledo Edison has re-sponsibility for operating Davis-Besse. Cleveland Electric and Toledo Edison own, respectively, 31.11% and 19.91% of Perry Unit 1, 24.47% and 1.65% of Beaver Valley Unit 2 and 51.38% and 48.62% of Davis-Besse. Cleveland Electric and Toledo Edison also lease, as joint lessees, another 18.26% of Beaver Valley Unit 2 as a result of a September 1987 sale and leaseback transaction (see Note 2).

Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

As part of its January 1989 rate orders, the PUCO approved nuclear plant performance standards for the Operating Companies based on rolling three-year industry averages of operating availability for pressurized water reactors and for boiling water reactors over the 1988-1998 period. Operating availability is the ratio of the number of hours a unit is available to generate elec-tricity (whether or not the unit is operated) to the number of hours in the period, expressed as a percentage. The three-year operating availability averages of the Operating Companies' nuclear units are compared against the industry averages for the same three-year period with a resultant penalty or banked benefit. If the industry performance standards are not met, a penalty would be incurred which would require the Operating Companies to refund in-cremental replacement power costs to customers through the semiannual fuel cost rate adjustment. However, if the performance of the Operating Companies' nuclear units exceeds the industry standards, a banked benefit results which can be used to offset disallowances of incremental replacement power costs should future performance be below industry standards.

The relevant industry standards for the 1991-1993 period are 78.0% for pressurized water reactors such as Davis-Besse and Beaver Valley Unit 2 and 72.8% for boiling water reactors such as Perry Unit 1. The 1991-1993 availability average for Davis-Besse and Beaver Valley Unit 2 was 87.1% and for Perry Unit 1 was 69.2%. At December 31, 1993, the total banked benefit for the Operating Companies is estimated to be between $18,000,000 and $20,000,000.

All three nuclear units have received generally favorable evaluations from the NRC in their most recent SALP reviews. Each of the functional areas evaluated is rated according to three performance categories, with category 1 indicating performance substantially exceeding regulatory requirements and that reduced NRC attention may be appropriate; category 2 indicating performance above that needed to meet regulatory requirements and that NRC attention may be main-tained at normal levels; and category 3 indicating performance does not significantly exceed that needed to meet minimal regulatory requirements and that NRC attention should be increased above normal levels. The most recent review periods and SALP review scores for Perry Unit 1 and Davis-Besse are:

                                   Perry Unit 1          Davis-Besse
SALP Review Period                11/1/91-1/31/93      12/1/91-6/30/93
Plant Operations                         2                    2
Radiological Controls                    2                    2
Maintenance/Surveillance                 2                    1
Emergency Preparedness                   1                    1
Security and Safeguards                  1                    1
Engineering/Technical Support            2                    1
Safety Assessment/Quality Verif.         3                    1

The NRC increased its attention to Perry Unit 1 in 1993 and placed the unit on a newly created list for units identified as showing "safety performance trending downward." Centerior made specific organizational changes and developed a comprehensive course of action to improve the operating performance of Perry Unit 1. In response to this course of action, on January 27, 1994, the NRC removed Perry Unit 1 from the performance trending downward list.

In 1993, the NRC revised the functional areas which comprise the SALP grading process. Plant Support is a new category which covers the areas previously covered by Security, Emergency Preparedness and Radiological Controls. The Safety Assessment/Quality Verification category is now an integral part of each category and is no longer being singled out. Beaver Valley Unit 2 is the only Centerior System unit to have been graded under the new system. Perry Unit 1 and Davis-Besse will be graded under the new system when their next

SALP scores are issued. The most recent review period and SALP review scores for Beaver Valley Unit 2 are:

SALP Review Period          6/14/92-11/27/93
Operations                         1
Engineering                        2
Maintenance                        2
Plant Support                      1

The Operating Companies ship low-level radioactive waste produced at their nuclear plants to an offsite disposal facility which may not accept such shipments after mid-1994. The Operating Companies' ability to continue offsite disposal depends on whether the State of Ohio develops a low-level radioactive waste disposal facility within the next several years. If offsite disposal becomes unavailable, the Operating Companies have facilities to temporarily store such waste on site at each of the nuclear plants. However, the Operating Companies do not intend to store such waste on site until all available off-site options have been exhausted.

See Note 4(b) for a discussion of the write-off of Perry Unit 2, and see Note 5(a) and "Outlook--Nuclear Operations" in Management's Financial Analysis contained under Item 7 of this Report for a discussion of potential risks facing Centerior and the Operating Companies as owners of nuclear generating units.

Competitive Conditions

General. The Operating Companies compete in their respective service areas with suppliers of natural gas to satisfy customers' energy needs with regard to heating and appliance usage. The Operating Companies also are engaged in competition to a lesser extent with suppliers of oil and liquefied natural gas for heating purposes and with suppliers of cogeneration equipment. One competitor provides steam for heating purposes and provides chilled water for cooling purposes in certain areas of downtown Cleveland.

The Operating Companies also compete with municipally owned electric systems within their respective service areas. As discussed below, two of the munici-palities served by the Operating Companies, the City of Toledo and the City of Garfield Heights, are investigating the economic feasibility of establishing and operating municipally owned electric systems. A few other communities have evaluated municipalization of electric service and decided to continue service from Cleveland Electric and Toledo Edison. Officials in still other communities have indicated an interest in evaluating the municipalization issue.

The Operating Companies face continuing competition from locations outside their service areas which are promoted by governmental and private agencies in attempts to influence potential and existing commercial and industrial cus-tomers to locate in their respective areas.

Cleveland Electric and Toledo Edison also periodically compete with other producers of electricity for sales to electric utilities which are in the market for bulk power purchases. The Operating Companies have inter-connections with other electric utilities (see "Item 2. Properties--General") and have a transmission system capable of transmitting ("wheeling") power between the Midwest and the East.

Cleveland Electric. Located within Cleveland Electric's service area are two municipally owned electric systems. Cleveland Electric supplies a small portion of those systems' power needs at wholesale rates.

One of those systems, CPP, is operated by the City of Cleveland in competition with Cleveland Electric. CPP is primarily an electric distribution system which currently supplies electric power in approximately 70% of the City's geographical area (expected to increase to 100% by the end of 1997) and to approximately 28% (about 59,000) of the electric consumers in the City--equal to about 8% of all customers served by Cleveland Electric. CPP's kilowatt-hour sales and revenues are equal to about 5% of Cleveland Electric's kilowatt-hour sales and revenues. Much of the area served by CPP overlaps that of Cleveland Electric. For all classes of customers, Cleveland Electric's rates are higher than CPP's rates due largely to CPP's exemption from taxation, its reliance on short- and medium-term power supply contracts and the spot market which are lower in cost and the lower-cost financing available to CPP.

Cleveland Electric makes power available to CPP on a wholesale basis, subject to FERC regulation. In 1993, Cleveland Electric directly and through AMP-Ohio provided about 15% of CPP's energy requirements. The balance of CPP's power is purchased from other sources and wheeled over Cleveland Electric's transmission system. In cases currently pending, the FERC has been asked to determine whether Cleveland Electric is obligated to provide an additional inter-connection with CPP and to rule on Cleveland Electric's request for an increase in rates for power and services provided to CPP. Cleveland Electric believes that it is entitled to a higher level of compensation for the power and the services it provides because the rates currently paid by CPP do not adequately cover the cost of providing such power and services.

CPP is constructing new transmission and distribution facilities extending into eastern portions of Cleveland and plans to expand to western portions of Cleveland, both of which now are served exclusively by Cleveland Electric. During the 1991-1993 period, Cleveland Electric had a net loss of about 7,000 customers, including several hundred commercial and industrial customers, to the CPP system which resulted in a reduction in Cleveland Electric's 1993 annual income of about $14,000,000. CPP's Phase I expansion, as now planned, could take away about 18,000 more of Cleveland Electric's customers, while its Phase II expansion could take away about 29,000 customers over the next several years. This could eventually reduce Cleveland Electric's net income by about $27,000,000. Cleveland Electric has retained many medium and large commercial and industrial customers in Cleveland despite CPP's expansion efforts. Long-term contracts with many of these customers provide them with economic incentives to remain with Cleveland Electric. Most of those contracts have remaining terms of one to five years.

In 1991, the City of Brook Park, located within the Cleveland Electric service territory, commissioned a feasibility study regarding the establishment of a municipal electric system. Ford Motor Company operates a large engine manu-facturing plant in Brook Park. In April 1993, Cleveland Electric entered into an agreement with Brook Park running through the year 2000 whereby Cleveland Electric would make available a total of $1,250,000 for demand-side manage-ment programs to help reduce the energy bills of Brook Park customers over the next five years and $400,000 to study the feasibility of a resource recovery plant in the City to process municipal waste. At the same time, Cleveland Electric entered into a five-year agreement with Ford Motor Company in Brook Park which provides pricing incentives to help Ford improve its competitive-ness and encourage economic growth in Cleveland Electric's service area. The agreement can be renewed, at Ford's option, through the year 2000.

In March 1994, the City Council of Garfield Heights, a suburb of Cleveland, passed an ordinance calling for a 30% reduction in rates for Cleveland Electric's customers in that city. Cleveland Electric will appeal that ordinance to the PUCO which will allow the existing rates to stay in effect. The potential impact of the rate reduction on Cleveland Electric's annual revenues is $5,500,000.

Currently, one commercial customer and one industrial customer of Cleveland Electric have cogeneration installations. A number of customers have inquired about cogeneration applications, but there were no new installations in 1991, 1992 or 1993.

Toledo Edison. Located wholly or partly within Toledo Edison's service area are six rural electric cooperatives, five of which are supplied with power, transmitted in some cases over Toledo Edison's facilities, by Buckeye Power, Inc. (an affiliate of a number of Ohio rural electric cooperatives) and the sixth is supplied by Toledo Edison.

Also located within Toledo Edison's service area are 16 municipally owned electric distribution systems, three of which are supplied by other electric systems. Toledo Edison provides a portion of the power purchased by the other 13 municipalities at wholesale rates through a contract with AMP-Ohio that expires in 2009. Rates under this agreement are permitted to increase annually to compensate for increased costs of operation. Less than 2% of Toledo Edison's total electric operating revenues in 1993 were derived from sales under the AMP-Ohio contract.

In October 1989, the City of Toledo adopted an ordinance establishing an Electric Franchise Review Committee for the purpose of studying Toledo Edison's franchise agreement with the City to determine whether alternate energy sources may be utilized. The Committee investigated the feasibility of establishing a municipal electric system within the City of Toledo and the feasibility of utilizing other alternative electric power sources. In May 1992, the Committee recommended that the City negotiate with Toledo Edison with regard to rates and other customer initiatives rather than create its own municipal electric system. The Committee recommended that if negotiations with Toledo Edison were unsuccessful, the City should create a small municipal utility to serve approximately 20% of the City's electricity load, primarily

City facilities, such as the waste water treatment plant, and businesses with large electricity consumption. In March 1993, the City and Toledo Edison reached agreement on a non-exclusive franchise which runs through 2000. The franchise, which was approved by voters in November 1993, will terminate two years earlier if Toledo Edison files for a rate increase with the PUCO prior to 1999. The City also retains its right to establish a municipal electric system. In addition, Toledo Edison will provide $6,000,000 for demand-side management programs; energy efficiency programs for senior citizens, low income customers and small businesses; and economic development programs over a five-year period beginning in 1994. These expenditures will be in addition to the demand-side management expenditures currently planned by the Centerior System. The agreement does not call for a reduction in base electric rates. Meanwhile, the Electric Franchise Review Committee continues to explore the formation of a municipal system to serve 20% of the load in the City.

The last commercial customer of Toledo Edison having a cogeneration unit ceased operation of its unit during the first quarter of 1992.

Fuel Supply

Generation by type of fuel for 1993 was 73% coal-fired and 27% nuclear for Cleveland Electric; 54% coal-fired and 46% nuclear for Toledo Edison; and 67% coal-fired and 33% nuclear for the Centerior System.

Coal. In 1993, Cleveland Electric and Toledo Edison burned 6,238,000 tons and 2,138,000 tons of coal, respectively, for electric generation. Each utility normally maintains a reserve supply of coal sufficient for about 40 days of normal operations. On March 1, 1994, this reserve was about 24 days for plants operated by Cleveland Electric, 34 days for plants operated by Toledo Edison and 40 days for the Mansfield Plant, which is operated by Pennsylvania Power.

In 1993, about 59% of Cleveland Electric's coal requirements were purchased under long-term contracts, with the longest remaining term being almost 10 years. In most cases, these contracts provide for adjusting the price of the coal on the basis of changes in coal quality and mining costs. The sulfur content of the coal purchased under these contracts ranges from less than 1% to about 4%. The balance of Cleveland Electric's coal was purchased on the spot market with sulfur content ranging from less than 1% to 3.5%.

In 1993, about 66% of Toledo Edison's coal requirements were purchased under long-term contracts, with the longest remaining term being almost seven years. In most cases, these contracts provide for adjusting the price of the coal on the basis of changes in coal quality and mining costs. The sulfur content of the coal purchased under these contracts ranges from less than 1% to 4%.

One of Cleveland Electric's long-term coal supply contracts is with Ohio Valley. Cleveland Electric has agreed to pay Ohio Valley certain amounts to cover Ohio Valley's costs regardless of the amount of coal actually delivered. Included in those costs are amounts sufficient to service certain long-term debt and lease obligations incurred by Ohio Valley. If the coal sales agree-ment is terminated for any reason, including the inability to use the coal,

Cleveland Electric must assume certain of Ohio Valley's debt and lease obli-gations and may incur other expenses including mine closing costs, if necessary. The principal amount of debt and termination values of leased property covered by Cleveland Electric's agreement was $27,116,000 at December 31, 1993. Cleveland Electric is considering terminating the Ohio Valley agreement as part of its least cost plan to comply with the requirements of the Clean Air Act Amendments. If the agreement is so terminated, Cleveland Electric would ask the PUCO to allow recovery of the termination charges from its customers through the fuel component. If the agreement is not terminated early, Cleveland Electric expects that Ohio Valley revenues from sales of coal will continue to be sufficient for Ohio Valley to meet its debt and lease obligations. The contract with Ohio Valley expires in September 1997.

The CAPCO Group companies, including the Operating Companies, have a long-term contract with Quarto and Consol for the supply of about 75%-85% of the annual coal needs of the Mansfield Plant. The contract runs through at least the end of 1999, and the price of coal is adjustable to reflect changes in labor, materials, transportation and other costs. The CAPCO Group companies have guaranteed, severally and not jointly, the debt and lease obligations incurred by Quarto to develop, equip and operate two of the mines which supply the Mansfield Plant. At December 31, 1993, the total dollar amount of Quarto's debt and lease obligations guaranteed by Cleveland Electric was $33,380,000 and by Toledo Edison was $19,522,000. Centerior, Cleveland Electric and Toledo Edison expect that Quarto revenues from sales of coal to the CAPCO Group companies will continue to be sufficient for Quarto to meet its debt and lease obligations.

The Operating Companies' least cost plan for complying with the Clean Air Act Amendments, which was included in the agreement approved by the PUCO in February 1993 in connection with the Operating Companies' 1992 long-term forecast, calls for greater use of low-sulfur coal and less use of high-sulfur coal. Some of the low-sulfur coal required to comply with Phase 1 of the Clean Air Act Amendments was contracted for in 1992. Additional supplies of low-sulfur coal will be contracted for in 1994. The only long-term coal contract affected by the Clean Air Act Amendments is Cleveland Electric's contract with Ohio Valley.

Nuclear. The acquisition and utilization of nuclear fuel involves six dis-tinct steps: (i) supply of uranium oxide raw material, (ii) conversion to uranium hexafluoride, (iii) enrichment, (iv) fabrication into fuel assemblies,
(v) utilization as fuel in a nuclear reactor and (vi) storing or disposing of spent fuel. The Operating Companies have inventories of raw material sufficient to provide nuclear fuel through 1996 for the operation of their nuclear generating units and have contracts for fabrication services for all of that fuel. The CAPCO Group companies have a 30-year contract with the DOE which will supply all of the needed enrichment services for their nuclear units' fuel supply through 1995. Beyond 1995, the amount of enrichment services under the DOE contract varies by CAPCO Group company, with Cleveland Electric's and Toledo Edison's enrichment services reduced to 70% in 1996-1999 and reduced to 0% in 2000-2002. The additional required enrichment services are available. Substantial additional fuel will have to be obtained in the future over the remaining useful lives of the units. There is a plentiful supply of uranium oxide raw material to meet the industry's nuclear fuel needs.

Off-site disposal of spent nuclear fuel is unavailable, but the CAPCO Group companies have contracts with the DOE which provide for the future acceptance of spent fuel for disposal by the Federal government. Pursuant to the Nuclear Waste Policy Act of 1982, the Federal government has indicated it will begin accepting spent fuel from utilities by the year 2010. On-site storage capacity at Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 should be sufficient through 1996, 2009 and 2008, respectively. Any additional storage capacity needed for the period until the government accepts the fuel can be provided for either on-site or off-site by the time it is needed.

Oil. The Operating Companies each have adequate supplies of oil and fuel for their oil-fired electric generating units which are used primarily as reserve and peaking capacity.

                   EXECUTIVE OFFICERS OF THE REGISTRANTS AND THE SERVICE COMPANY

Set forth below are the names, ages as of March 15, 1994, and business experience during the past five years (effective dates of positions in parentheses) of the executive officers of Centerior Energy, the Service Company, Cleveland Electric and Toledo Edison. Positions currently held are designated with an asterisk (*).

                                                      Business Experience
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
Robert J. Farling      *Chairman of the     *Chairman of the     *Chairman of the     *Chairman of the
(57)                      Board and Chief      Board and Chief      Board and Chief      Board and Chief
                          Executive Officer    Executive            Executive Officer    Executive Officer
                          (March 1992)         Officer (March       (February 1989 to    (October 1988 to
                       *President              1992)                  April 1990; July     April 1990; July
                          (October 1988)    *President (July          1993)                1993)
                                               1988)

Murray R. Edelman      *Executive Vice      *Executive Vice      *President           *Vice Chairman
(54)                      President            President-           (November 1993)      (November 1993)
                          (July 1988)          Operations &                            President (July 1988)
                                               Engineering
                                               (July 1993)
                                             Executive Vice
                                               President-Power
                                               Generation
                                               (April 1990)

                                                      Business Experience
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
Fred J. Lange, Jr.     *Senior Vice         *Senior Vice         *Vice President      *President (November
(44)                      President            President-           (April 1990)         1993)
                          (July 1993)          Fossil &                                Vice President (April
                        Senior Vice            Transmission                              1990)
                          President-Legal,     and Distribution
                          Human & Corporate    Operations
                          Affairs (March       (July 1993)
                          1992)              Senior Vice
                        Vice President-        President-Legal,
                          Legal & Corporate    Human &
                          Affairs (April       Corporate Affairs
                          1990)                (March 1992)
                                             Vice President-
                                               Legal & Corporate
                                               Affairs (April
                                               1990)
                                             General Attorney and
                                               Senior Director of
                                               Governmental Affairs
                                               (July 1989)
                                             Assistant General Counsel
                                               and Principal Corporate
                                               Counsel (November 1986)

Donald C. Shelton                           *Senior Vice                               Vice President-
(60)                                           President-Nuclear                         Nuclear (August
                                               (July 1993)                               1986)
                                             Vice President-
                                               Nuclear-Davis-
                                               Besse (April
                                               1990)

                                                      Business Experience
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
Jacquita K. Hauserman                       *Vice President-     *Vice President
(51)                                           Customer Support     (November 1993)
                                               (July 1993)        Vice President-
                                             Vice President-        Administration
                                               Customer Service     (October 1988)
                                               & Community
                                               Affairs (April
                                               1990)

Gary R. Leidich        *Vice President      *Vice President-     *Vice President &    *Vice President &
(43)                      (July 1993)          Finance &            Chief Financial      Chief Financial
                                               Administration       Officer (July        Officer (July
                                               (July 1993)          1993)                1993)
                                             Director-Human
                                               Resources Dept.
                                               (August 1991)
                                             Director-System
                                               Planning
                                               Engineering
                                               Dept. (December
                                               1987)

                                                      Business Experience
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
Terrence G. Linnert    *Vice President      *Vice President-     *Vice President      *Vice President
(47)                      (July 1993)          Legal &              (July 1993)          (July 1993)
                                               Governmental
                                               Affairs and
                                               General Counsel
                                               (July 1993)
                                             Vice President-
                                               Legal and
                                               General Counsel
                                               (March 1992)
                                             General Counsel
                                               and Director-
                                               Legal Services
                                               Dept. (May 1990)
                                             General Counsel
                                               (July 1989)
                                             Principal Counsel
                                               (June 1987)

David L. Monseau                            *Vice President-                           Vice President-
(53)                                           Transmission &                            Customer
                                               Distribution                              Operations
                                               Operations                                (September 1987)
                                               (April 1990)

                                                      Business Experience
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
Robert A. Stratman                          *Vice President-      General Manager-
(45)                                           Nuclear-Perry        Perry Plant
                                               (December 1992)      Operations Dept.
                                                                    (April 1990)
                                                                  Director-Perry
                                                                    Plant Nuclear
                                                                    Engineering
                                                                    Dept. (January
                                                                    1989)

Al R. Temple                                *Vice President-
(48)                                           Marketing
                                               (February 1994)
                                             WMX Technologies, Inc.:
                                               Alliance Executive
                                                 (July 1992)
                                               Vice President/
                                                 General Manager,
                                                 Midwest Region
                                                 (April 1991)
                                               Director of
                                                 Marketing,
                                                 Chemical Waste
                                                 Management
                                                 (June 1989)
                                             Borg Warner Chemicals:
                                               General Mgr., Multi-
                                                 National Accts.
                                                 (November 1988)

                                                      Business Experience
                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
- ----------             ----------------     ---------------      ------------------        -------------
Paul G. Busby          *Controller (April   *Controller (June    *Controller (April   *Controller (April
(45)                      1988)                1986)                1990)                1990)

Gary M. Hawkinson      *Treasurer           *Treasurer (April    *Treasurer (April    *Treasurer (April 1990)
(45)                      (February 1986)      1986)                1990)
                                                                   Assistant Treasurer  Assistant Treasurer
                                                                    (August 1987)        (September 1986)

E. Lyle Pepin          *Secretary           *Secretary (April     *Secretary (October  *Secretary (October
(52)                      (February 1986)      1986)                1988)                1988)

All of the executive officers of Centerior Energy, the Service Company, Cleveland Electric and Toledo Edison are elected annually for a one-year term by the Board of Directors of Centerior, the Service Company, Cleveland Electric or Toledo Edison, as the case may be.

No family relationship exists among any of the executive officers and direc-tors of any of the Centerior System companies.

Item 2.  Properties

                                    GENERAL

The Centerior System

The wholly owned, jointly owned and leased electric generating facilities of the Operating Companies in commercial operation as of February 28, 1994 pro-vide the Centerior System with a net demonstrated capability of 5,980,000 kilowatts during the winter. These facilities include 20 generating units (3,634,000 kilowatts) at seven fossil-fired steam electric generation sta-tions; three nuclear generating units (1,856,000 kilowatts); a 351,000 kilo-watt share of the Seneca Plant; seven combustion turbine generating units (135,000 kilowatts) and one diesel generator (4,000 kilowatts). Operations at two fossil-fired generating units (320,000 kilowatts) ceased in 1993 and the units are being preserved for future use. All of the Centerior System's generating facilities are located in Ohio and Pennsylvania.

The Centerior System's net 60-minute peak load of its service area for 1993 was 5,397,000 kilowatts and occurred on August 27. At the time of the 1993 peak load, the operable capacity available to serve the load was 5,998,000 kilowatts. The Centerior System's 1994 service area peak load is forecasted to be 5,250,000 kilowatts, after demand-side management considerations. The operable capacity expected to be available to serve the Centerior System's 1994 peak is 5,670,000 kilowatts. Over the 1994-1996 period, Centerior Energy forecasts its operable capacity margins at the time of the projected Centerior System peak loads to range from 7% to 9.5%.

Each Operating Company owns the electric transmission and distribution facili-ties located in its respective service area. Cleveland Electric and Toledo Edison are interconnected by 345 kV transmission facilities, some portions of which are owned and used by Ohio Edison. The Operating Companies have a long-term contract with the CAPCO Group companies, including Ohio Edison, relating to the use of these facilities. These interconnection facilities provide for the interchange of power between the two Operating Companies. The Centerior System is interconnected with Ohio Edison, Ohio Power, Penelec and Detroit Edison.

Cleveland Electric

The wholly owned, jointly owned and leased electric generating facilities of Cleveland Electric in commercial operation as of February 28, 1994 provide a net demonstrated capability of 4,148,000 kilowatts during the winter. These facilities include 16 generating units (2,709,000 kilowatts) at five fossil-fired steam electric generation stations; its share of three nuclear generat-ing units (1,026,000 kilowatts); a 351,000 kilowatt share of the Seneca Plant; two combustion turbine generating units (58,000 kilowatts) and one diesel gen-erator (4,000 kilowatts). Operations at one fossil-fired generating unit (245,000 kilowatts) ceased in October 1993 and the unit is being preserved for future use. All of Cleveland Electric's generating facilities are located in Ohio and Pennsylvania.

The net 60-minute peak load of Cleveland Electric's service area for 1993 was 3,862,000 kilowatts and occurred on July 28. The operable capacity at the time of the 1993 peak was 4,122,000 kilowatts. Cleveland Electric's 1994 service area peak load is forecasted to be 3,790,000 kilowatts, after demand-side management considerations. The operable capacity, which includes firm purchases, expected to be available to serve Cleveland Electric's 1994 peak is 4,018,000 kilowatts. Over the 1994-1996 period, Cleveland Electric forecasts its operable capacity margins at the time of its projected peak loads to range from 6% to 9%.

Cleveland Electric owns the facilities located in the area it serves for transmitting and distributing power to all its customers. Cleveland Electric has interconnections with Ohio Edison, Ohio Power and Penelec. The intercon-nections with Ohio Edison provide for the interchange of electric power with the other CAPCO Group companies and for transmission of power from the tenant-in-common owned or leased CAPCO Group generating units as well as for the interchange of power with Toledo Edison. The interconnection with Penelec provides for transmission of power from Cleveland Electric's share of the Seneca Plant. In addition, these interconnections provide the means for the interchange of electric power with other utilities.

Cleveland Electric has interconnections with each of the municipal systems operating within its service area.

Toledo Edison

The wholly owned, jointly owned and leased electric generating facilities of Toledo Edison in commercial operation as of February 28, 1994 provide a net demonstrated capability of 1,832,000 kilowatts during the winter. These facilities include six generating units (925,000 kilowatts) at three fossil-fired steam electric generation stations; its share of three nuclear generating units (830,000 kilowatts) and five combustion turbine generating units (77,000 kilowatts). Operations at one fossil-fired generating unit (75,000 kilowatts) ceased in July 1993 and the unit is being preserved for future use. All of Toledo Edison's generating facilities are located in Ohio and Pennsylvania.

The net 60-minute peak load of Toledo Edison's service area for 1993 was 1,568,000 kilowatts and occurred on August 27. The operable capacity at the time of the 1993 peak was 1,874,000 kilowatts. Toledo Edison's 1994 service area peak load is forecasted to be 1,490,000 kilowatts, after demand-side management considerations. The operable capacity, which includes the effect of firm sales, expected to be available to serve Toledo Edison's 1994 peak is 1,652,000 kilowatts. Over the 1994-1996 period, Toledo Edison forecasts its operable capacity margins at the time of its projected peak loads to range from 0% to 10%.

Toledo Edison owns the facilities located in the area it serves for trans-mitting and distributing power to all its customers. Toledo Edison has interconnections with Ohio Edison, Ohio Power and Detroit Edison. The in-terconnection with Ohio Edison provides for the interchange of electric power with the other CAPCO Group companies and for transmission of power from the tenant-in-common owned or leased CAPCO Group generating units as well as for the interchange of power with Cleveland Electric. In addition, these inter-connections provide the means for the interchange of electric power with other utilities.

Toledo Edison has interconnections with each of the municipal systems operating within its service area.

                               TITLE TO PROPERTY

The generating plants and other principal facilities of the Operating Companies are located on land owned in fee by them, except as follows:

(1) Cleveland Electric and Toledo Edison lease from others for a term of about 29-1/2 years starting on October 1, 1987 undivided 6.5%, 45.9% and 44.38% tenant-in-common interests in Units 1, 2 and 3, respectively, of the Mansfield Plant located in Shippingport, Pennsylvania. Cleveland Electric and Toledo Edison lease from others for a term of about 29-1/2 years starting on October 1, 1987 an 18.26% undivided tenant-in-common interest in Beaver Valley Unit 2 located in Shippingport, Pennsylvania. Cleveland Electric and Toledo Edison own another 24.47% interest and 1.65% interest, respectively, in Beaver Valley Unit 2 as a tenant-in-common. Cleveland Electric and Toledo Edison continue to own as a tenant-in-common the land upon which the Mansfield Plant and Beaver Valley Unit 2 are located, but have leased to others certain portions of that land relating to the above-mentioned generating unit leases.

(2) Most of the facilities of Cleveland Electric's Lake Shore Plant are situated on artificially filled land, extending beyond the natural shore-line of Lake Erie as it existed in 1910. As of December 31, 1993, the cost of Cleveland Electric's facilities, other than water intake and discharge facilities, located on such artificially filled land aggregated approximately $112,026,000. Title to land under the water of Lake Erie within the territorial limits of Ohio (including artificially filled land) is in the State of Ohio in trust for the people of the State for the public uses to which it may be adapted, subject to the powers of the

     United States, the public rights of navigation, water commerce and fishery and the rights of upland owners to wharf out or fill to make use of the water. The State is required by statute, after appropriate pro-ceedings, to grant a lease to an upland owner, such as Cleveland Elec-tric, which erected and maintained facilities on such filled land prior to October 13, 1955. Cleveland Electric does not have such a lease from the State with respect to the artificially filled land on which its Lake Shore Plant facilities are located, but Cleveland Electric's position, on advice of counsel for Cleveland Electric, is that its facilities and occupancy may not be disturbed because they do not interfere with the free flow of commerce in navigable channels and constitute (at least in part) and are on land filled pursuant to the exercise by it of its property rights as owner of the land above the shoreline adjacent to the filled land. Cleveland Electric holds permits, under Federal statutes relating to navigation, to occupy such artificially filled land.

(3) The facilities of Cleveland Electric's Seneca Plant in Warren County, Pennsylvania, are located on land owned by the United States and occupied by Cleveland Electric and Penelec pursuant to a license issued by the FERC for a 50-year period starting December 1, 1965 for the construction, operation and maintenance of a pumped-storage hydroelectric plant.

(4) The water intake and discharge facilities at the electric generating plants of Cleveland Electric and Toledo Edison located along Lake Erie, the Maumee River and the Ohio River are extended into the lake and rivers under their property rights as owners of the land above the water line and pursuant to permits under Federal statutes relating to navigation.

(5) The transmission systems of the Operating Companies are located on land, easements or rights-of-way owned by them. Their distribution systems also are located, in part, on interests in land owned by them, but, for the most part, their distribution systems are located on lands owned by others and on streets and highways. In most cases, permission has been obtained from the apparent owner of the property or, if the distribution system is located on streets and highways, from the apparent owner of the abutting property. Their electric underground transmission and distri-bution systems are located, for the most part, in public streets. The Pennsylvania portions of the main transmission lines from the Seneca Plant, the Mansfield Plant and Beaver Valley Unit 2 are not owned by Cleveland Electric or Toledo Edison.

All Cleveland Electric and Toledo Edison properties, with certain exceptions, are subject to the lien of their respective mortgages.

The fee titles which Cleveland Electric and Toledo Edison acquire as tenant-in-common owners, and the leasehold interests they have as joint lessees, of certain generating units do not include the right to require a partition or sale for division of proceeds of the units without the concurrence of all the other owners and their respective mortgage trustees and the trustees under Cleveland Electric's and Toledo Edison's mortgages.

Item 3.  Legal Proceedings

Regulatory Proceedings and Suits Contesting Sulfur Dioxide Emission Limitations and Related Regulations Applicable to the Operating Companies. See "Item 1. Business--Environmental Regulation--Air Quality Control".

Westinghouse Lawsuit. In April 1991, the CAPCO Group companies filed a lawsuit against Westinghouse in the United States District Court for the Western District of Pennsylvania. The suit alleges that six steam generators supplied by Westinghouse for Beaver Valley Power Station Units 1 and 2 contain serious defects, particularly defects causing tube corrosion and cracking. Steam generator maintenance costs have increased due to these defects and will likely continue to increase. The condition of the steam generators is being monitored closely. If the corrosion and cracking continue, replacement of the steam generators could be required earlier than their 40-year design life.
The suit seeks monetary and corrective relief.

General Electric Lawsuit. On February 2, 1994, the CAPCO Group companies announced that a settlement had been reached with General Electric regarding the lawsuit filed by the CAPCO Group companies against General Electric in August 1991. In that suit which was filed in the United States District Court in Cleveland, the CAPCO Group companies as joint owners of the Perry Plant alleged that General Electric had provided defective design information relating to the containment vessels for Perry Units 1 and 2. The CAPCO Group companies also alleged that the required corrective actions caused extensive delays and cost increases in the construction of the Perry Plant.

Under the settlement agreement, General Electric will provide the CAPCO Group companies with discounts on future purchases and cash payments. The value of the settlement depends on the volume of future purchases. Because the payments will be made over a period of years and the discounts will be offered over the life of the plant, they will not have a material impact on the financial results of Centerior, Cleveland Electric and Toledo Edison in any particular year or on their financial conditions. The terms of the settlement agreement are the subject of a confidentiality agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON

                                     None.

                                    PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

The information regarding common stock prices and number of share owners required by this Item is not applicable to Cleveland Electric or Toledo Edison because all of their common stock is held solely by Centerior Energy.

Market Information

Centerior Energy's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly high and low prices of Centerior common stock (as reported on the composite tape) in 1992 and 1993 were as follows:

                                 1992                        1993

                           High        Low             High        Low
     1st Quarter          $20         $17-7/8         $20         $18-5/8
     2nd Quarter           18-5/8      16-3/8          19-7/8      17-3/8
     3rd Quarter           17-3/4      15-3/4          18-7/8      17-3/8
     4th Quarter           20          17-1/8          17-7/8      12

Share Owners

As of March 15, 1994, Centerior Energy had 159,506 common stock share owners of record.

Dividends

See Note 14 to Centerior's Financial Statements for quarterly dividend pay-ments in the last two years.

See "Outlook--Common Stock Dividends" in Management's Financial Analysis contained under Item 7 of this Report for a discussion of the payment of future dividends by Centerior and the Operating Companies.

At December 31, 1993, Centerior Energy had a retained earnings deficit of $523 million and capital surplus of $2 billion, resulting in an overall surplus of $1.477 billion that was available to pay dividends under Ohio law. Any current period earnings in 1994 will increase surplus under Ohio law. See
Note 11(c) to Centerior's Financial Statements and Note 11(b) to the Operating Companies' Financial Statements for discussions of dividend restrictions affecting Cleveland Electric and Toledo Edison.

Dividends paid in 1993 on each of the Operating Companies' outstanding series of preferred stock were fully taxable. The Operating Companies believe that all or a portion of their preferred stock dividends paid in 1994 will be a return of capital because they intend to take a deduction for the abandonment of Perry Unit 2.

Item 6.  Selected Financial Data

                                CENTERIOR ENERGY

The information required by this Item is contained on Pages F-23 and F-24 attached hereto.

                               CLEVELAND ELECTRIC

The information required by this Item is contained on Pages F-46 and F-47 attached hereto.

                                 TOLEDO EDISON

The information required by this Item is contained on Pages F-68 and F-69 attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                CENTERIOR ENERGY

The information required by this Item is contained on Pages F-3 through F-6 attached hereto.

                               CLEVELAND ELECTRIC

The information required by this Item is contained on Pages F-26 through F-29 attached hereto.

                                 TOLEDO EDISON

The information required by this Item is contained on Pages F-49 through F-52 attached hereto.

Item 8.  Financial Statements and Supplementary Data

                                CENTERIOR ENERGY

The information required by this Item is contained on Pages F-2 and F-7 through F-22 attached hereto.

                               CLEVELAND ELECTRIC

The information required by this Item is contained on Pages F-25 and F-30 through F-45 attached hereto.

                                 TOLEDO EDISON

The information required by this Item is contained on Pages F-48 and F-53 through F-67 attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON

                                     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrants

                                CENTERIOR ENERGY

The information required by this Item for Centerior regarding directors is incorporated herein by reference to Pages 4 through 8 of Centerior's definitive proxy statement dated March 23, 1994. Reference is also made to "Executive Officers of the Registrants and the Service Company" in Part I of this Report for information regarding the executive officers of Centerior Energy.

                               CLEVELAND ELECTRIC

Set forth below are the name and other directorships held, if any, of each director of Cleveland Electric. The year in which the director was first elected to Cleveland Electric's Board of Directors is set forth in paren-thesis. Reference is made to "Executive Officers of the Registrants and the Service Company" in Part I of this Report for information regarding the directors and executive officers of Cleveland Electric. The directors received no remuneration in their capacity as directors.

Robert J. Farling*
Mr. Farling is a director of National City Bank.  (1986)

Murray R. Edelman
Mr. Edelman is a director of Society Bank & Trust.  (1993)

Fred J. Lange, Jr.
(1993)


*Also a director of Centerior Energy and the Service Company.

                                 TOLEDO EDISON

Set forth below are the name and other directorships held, if any, of each director of Toledo Edison. The year in which the director was first elected to Toledo Edison's Board of Directors is set forth in parenthesis. Reference is made to "Executive Officers of the Registrants and the Service Company" in
Part I of this Report for information regarding the directors and the executive officers of Toledo Edison. The directors received no remuneration in their capacity as directors.

Robert J. Farling*
Mr. Farling is a director of National City Bank.  (1988)

Murray R. Edelman
Mr. Edelman is a director of Society Bank & Trust.  (1993)

Fred J. Lange, Jr.
(1993)


*Also a director of Centerior Energy and the Service Company.

Item 11.  Executive Compensation

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON

The information required by this Item for Centerior is incorporated herein by reference to the information concerning compensation of directors on Page 9 and the information concerning compensation of executive officers, stock option transactions, long-term incentive awards and pension benefits on Pages 17 through 25 of Centerior's definitive proxy statement dated March 23, 1994. The named executive officers for Centerior are included for Cleveland Electric and Toledo Edison regardless of whether they were officers of Cleveland Electric or Toledo Edison because they were key policymakers for the Centerior System in 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

                                CENTERIOR ENERGY

The following table sets forth the beneficial ownership of Centerior common stock by individual directors of Centerior, the named executive officers and all directors and executive officers of Centerior Energy and the Service Company as a group as of February 28, 1994:

Name of Beneficial                        Number of Common
      Owner                               Shares Owned (1)
Richard P. Anderson                           1,444
Albert C. Bersticker                          1,000
Leigh Carter                                  2,257
Thomas A. Commes                              5,000
Wayne R. Embry                                1,000
Robert J. Farling                            23,970 (2)
George H. Kaull                               4,842
Richard A. Miller                            12,027
Frank E. Mosier                               1,591
Sister Mary Marthe Reinhard, SND                500 (3)
Robert C. Savage                              1,000
William J. Williams                           1,649
Murray R. Edelman                             7,488 (2)
Donald C. Shelton                             1,665
Fred J. Lange, Jr.                            1,270
David L. Monseau                              4,164 (2)
Lyman C. Phillips (4)                           706
All directors and executive
  officers as a group                        89,726 (2)

(1) Beneficially owned shares include any shares with respect to which voting or investment power is attributed to a director or executive officer because of joint or fiduciary ownership of the shares or relationship to the record owner, such as a spouse, even though the director or executive officer does not consider himself or herself the beneficial owner. On February 28, 1994, all directors and executive officers of Centerior Energy and the Service Company as a group were considered to own bene-ficially 0.1% of Centerior's common stock and none of the preferred stock of Cleveland Electric and Toledo Edison. Certain individuals disclaim beneficial ownership of some of those shares.

(2) Includes the following numbers of shares which are not owned but could have been purchased within 60 days after February 28, 1994 upon exercise of options to purchase shares of Centerior common stock: Mr. Farling - 6,832; Mr. Edelman - 5,550; Mr. Monseau - 1,665; and all directors and executive officers as a group - 15,612. None of those options have been exercised as of March 28, 1994.

(3) Owned by the Sisters of Notre Dame.

(4) Mr. Phillips is included in the table because he would have been one of the five most highly compensated executive officers had he not retired on November 1, 1993.

                               CLEVELAND ELECTRIC

Individual directors of Cleveland Electric, the named executive officers and all directors and executive officers of Cleveland Electric as a group as of March 15, 1994 beneficially owned the following number of shares of Centerior common stock on February 28, 1994:

Name of Beneficial                        Number of Common
      Owner                               Shares Owned (1)
Robert J. Farling                            23,970 (2)
Murray R. Edelman                             7,488 (2)
Donald C. Shelton                             1,665
Fred J. Lange, Jr.                            1,270
David L. Monseau                              4,164 (2)
Lyman C. Phillips (3)                           706
All directors and executive
  officers as a group                        51,602 (2)

(1) Beneficially owned shares include any shares with respect to which voting or investment power is attributed to a director or executive officer because of joint or fiduciary ownership of the shares or relationship to the record owner, such as a spouse, even though the director or executive officer does not consider himself or herself the beneficial owner. On February 28, 1994, all directors and executive officers of Cleveland Electric as a group were considered to own beneficially 0.03% of Centerior's common stock and none of Cleveland Electric's serial preferred stock. Certain individuals disclaim beneficial ownership of some of those shares.

(2) Includes the following numbers of shares which are not owned but could have been purchased within 60 days after February 28, 1994 upon exercise of options to purchase shares of Centerior common stock: Mr. Farling - 6,832; Mr. Edelman - 5,550; Mr. Monseau - 1,665; and all directors and executive officers as a group - 15,612. None of those options have been exercised as of March 28, 1994.

(3) Mr. Phillips is included in the table because he would have been one of the five most highly compensated executive officers had he not retired on November 1, 1993.

                                 TOLEDO EDISON

Individual directors of Toledo Edison, the named executive officers and all directors and executive officers of Toledo Edison as a group as of March 15, 1994 beneficially owned the following number of shares of Centerior common stock on February 28, 1994:

Name of Beneficial                        Number of Common
      Owner                               Shares Owned (1)
Robert J. Farling                            23,970 (2)
Murray R. Edelman                             7,488 (2)
Donald C. Shelton                             1,665
Fred J. Lange, Jr.                            1,270
David L. Monseau                              4,164 (2)
Lyman C. Phillips (3)                           706
All directors and executive
  officers as a group                        44,249 (2)

(1) Beneficially owned shares include any shares with respect to which voting or investment power is attributed to a director or executive officer because of joint or fiduciary ownership of the shares or relationship to the record owner, such as a spouse, even though the director or executive officer does not consider himself or herself the beneficial owner. On February 28, 1994, all directors and executive officers of Toledo Edison as a group were considered to own beneficially 0.03% of Centerior's common stock. Certain individuals disclaim beneficial ownership of some of those shares.

(2) Includes the following numbers of shares which are not owned but could have been purchased within 60 days after February 28, 1994 upon exercise of options to purchase shares of Centerior common stock: Mr. Farling - 6,832; Mr. Edelman - 5,550; Mr. Monseau - 1,665; and all other executive officers as a group - 15,612. None of those options have been exercised as of March 28, 1994.

(3) Mr. Phillips is included in the table because he would have been one of the five most highly compensated executive officers had he not retired on November 1, 1993.

Item 13.  Certain Relationships and Related Transactions

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON

                                     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as a Part of the Report

     1.  Financial Statements:

         Financial Statements for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Index to Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Re-sults of Operations; and Financial Statements. See Page F-1.

     2.  Financial Statement Schedules:

         Financial Statement Schedules for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Index to Schedules. See Page S-1.

     3.  Combined Pro Forma Condensed Financial Statements (Unaudited):

         Combined Pro Forma Condensed Financial Statements (unaudited) for Cleveland Electric and Toledo Edison related to their pending merger. See Pages P-1 to P-4.

     4.  Exhibits:

         Exhibits for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Exhibit Index. See Page E-1.

(b)  Reports on Form 8-K

     During the quarter ended December 31, 1993, Centerior Energy, Cleveland Electric and Toledo Edison did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CENTERIOR ENERGY CORPORATION
                                  Registrant

March 30, 1994                    By *ROBERT J FARLING, Chairman of the
                                        Board, President and Chief
                                        Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regi-strant and in the capacities and on the date indicated:

     Signature                         Title                       Date
Principal Executive Officer:                             )
*ROBERT J. FARLING                Chairman of the Board, )
                                    President and Chief  )
                                    Executive Officer    )
Principal Financial Officer:                             )
*GARY R. LEIDICH                  Vice President and     )
                                    Chief Financial      )
                                    Officer              )
Principal Accounting Officer:
*PAUL G. BUSBY                    Controller             )

Directors:                                               )
*RICHARD P. ANDERSON              Director               )
*ALBERT C. BERSTICKER             Director               )
*LEIGH CARTER                     Director               )
*THOMAS A. COMMES                 Director               )    March 30, 1994
*WAYNE R. EMBRY                   Director               )
*ROBERT J. FARLING                Director               )
*GEORGE H. KAULL                  Director               )
*RICHARD A. MILLER                Director               )
*FRANK E. MOSIER                  Director               )
*SR. MARY MARTHE REINHARD, SND    Director               )
*ROBERT C. SAVAGE                 Director               )
*WILLIAM J. WILLIAMS              Director               )

*By J. T. PERCIO
    J. T. Percio, Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                  Registrant

March 30, 1994                    By *ROBERT J. FARLING, Chairman of the
                                        Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regi-strant and in the capacities and on the date indicated:

     Signature                         Title                       Date
Principal Executive Officer:                             )

*ROBERT J. FARLING                Chairman of the Board  )
                                    and Chief Executive  )
                                    Officer              )

Principal Financial Officer:                             )

*GARY R. LEIDICH                  Vice President and     )
                                    Chief Financial      )    March 30, 1994
                                    Officer              )

Principal Accounting Officer:                            )

*PAUL G. BUSBY                    Controller             )

Directors:                                               )

*ROBERT J. FARLING                Director               )

*MURRAY R. EDELMAN                Director               )

*FRED J. LANGE, JR.               Director               )





*By J. T. PERCIO
    J. T. Percio, Attorney-in-Fact

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE TOLEDO EDISON COMPANY
                                  Registrant

March 30, 1994                    By *ROBERT J. FARLING, Chairman of the
                                        Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regi-strant and in the capacities and on the date indicated:

     Signature                         Title                       Date
Principal Executive Officer:                             )

*ROBERT J. FARLING                Chairman of the Board  )
                                    and Chief Executive  )
                                    Officer              )

Principal Financial Officer:                             )

*GARY R. LEIDICH                  Vice President and     )
                                    Chief Financial      )
                                    Officer              )

Principal Accounting Officer:                            )    March 30, 1994

*PAUL G. BUSBY                    Controller             )

Directors:                                               )

*ROBERT J. FARLING                Director               )

*MURRAY R. EDELMAN                Director               )

*FRED J. LANGE, JR.               Director               )





*By J. T. PERCIO
    J. T. Percio, Attorney-in-Fact

                                    INDEX TO
                SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
               AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                      OPERATIONS; AND FINANCIAL STATEMENTS

                                                                       Page
Centerior Energy Corporation and Subsidiaries:

Report of Independent Public Accountants . . . . . . . . . . . . .      F-2

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-3

Income Statement for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-7

Retained Earnings for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-7

Balance Sheet as of December 31, 1993 and 1992 . . . . . . . . . .      F-8

Cash Flows for the Years Ended December 31, 1993, 1992 and 1991  .      F-10

Statement of Preferred Stock at December 31, 1993 and 1992 . . . .      F-11

Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-12

Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-23

The Cleveland Electric Illuminating Company and Subsidiaries:

Report of Independent Public Accountants . . . . . . . . . . . . .      F-25

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-26

Income Statement for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-30

Retained Earnings for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-30

Cash Flows for the Years Ended December 31, 1993, 1992 and 1991  .      F-31

Balance Sheet as of December 31, 1993 and 1992 . . . . . . . . . .      F-32

Statement of Preferred Stock at December 31, 1993 and 1992 . . . .      F-34

Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-35

Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-46


The Toledo Edison Company:

Report of Independent Public Accountants . . . . . . . . . . . . .      F-48

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-49

Income Statement for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-53

Retained Earnings for the Years Ended December 31, 1993, 1992
and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-53

Cash Flows for the Years Ended December 31, 1993, 1992 and 1991  .      F-54

Balance Sheet as of December 31, 1993 and 1992 . . . . . . . . . .      F-55

Statement of Preferred Stock at December 31, 1993 and 1992 . . . .      F-57

Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-58

Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-68


                                                                       REPORT OF
                                                                     INDEPENDENT
                                                              PUBLIC ACCOUNTANTS
- --------------------------------------------------------------------------------

To the Share Owners and
Board of Directors of                                                     [Logo]
Centerior Energy Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of preferred stock of Centerior Energy Corporation (an Ohio corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centerior Energy Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed further in Notes 1 and 9, changes were made in the methods of accounting for nuclear plant depreciation in 1991 and for postretirement benefits other than pensions in 1993.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of Centerior Energy Corporation and subsidiaries listed in the Index to Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

Cleveland, Ohio
February 14, 1994

 (Centerior Energy)                    F-2                    (Centerior Energy)

                                                                    MANAGEMENT'S
                                                              FINANCIAL ANALYSIS
- --------------------------------------------------------------------------------
                                                           Results of Operations

1993 VS. 1992

Factors contributing to the 1.5% increase in 1993 operating revenues are as follows:

                                                   Millions
   Increase (Decrease) in Operating Revenues      of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                               $  65
  Base Rates and Miscellaneous                         (18)
  Fuel Cost Recovery Revenues                          (11)
                                                     -----
      Total                                          $  36
                                                     -----
                                                     -----

The net revenue increase resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $53 million of the higher 1993 revenues. Hot summer weather in 1993 boosted residential, commercial and wholesale kilowatt-hour sales. In contrast, the 1992 summer was the coolest in 56 years in Northern Ohio. Residential and commercial sales also increased as a result of colder late-winter temperatures in 1993 which increased electric heating-related demand. As a result, total sales increased 3.1% in 1993. Residential and commercial sales increased 4.6% and 3.1%, respectively. Industrial sales increased 1.2%. Increased sales to large automotive manufacturers, petroleum refiners and the broad-based, smaller industrial group were partially offset by lower sales to large steel industry customers. Other sales increased 5.9% because of increased sales to wholesale customers. Base rates and miscellaneous revenues decreased in 1993 primarily from lower revenues under contracts having reduced rates with certain large customers and a declining rate structure tied to usage. The contracts have been negotiated to meet competition and encourage economic growth. The net decrease in 1993 fuel cost recovery revenues resulted from changes in the fuel cost factors. The weighted average of these factors increased slightly for The Toledo Edison Company (Toledo Edison) but decreased 5% for The Cleveland Electric Illuminating Company (Cleveland Electric).

Operating expenses increased 13.7% in 1993. The increase in total operation and maintenance expenses resulted from the $218 million of net benefit expenses related to an early retirement program, called the Voluntary Transition Program
(VTP), other charges totaling $54 million and an increase in other operation and maintenance expenses. Other charges recorded at year-end 1993 related to a performance improvement plan for Perry
Nuclear Power Plant Unit 1 (Perry Unit 1), postemployment benefits and other expense accruals. The increase in other operation and maintenance expenses resulted from higher environmental expenses, power restoration and repair expenses following a July 1993 storm in the Cleveland area, and an increase in other postretirement benefit expenses. See Note 9 for information on retirement and postemployment benefits. Deferred operating expenses decreased because of the write-off of the phase-in deferred operating expenses in 1993 as discussed in Note 7. Federal income taxes decreased as a result of lower pretax operating income.

As discussed in Note 4(b), $583 million of our Perry Nuclear Power Plant Unit 2 (Perry Unit 2) investment was written off in 1993. Credits for carrying charges recorded in nonoperating income decreased because of the write-off of the phase-in deferred carrying charges in 1993 as discussed in Note 7. The federal income tax credit for nonoperating income in 1993 resulted from the write-offs.

1992 VS. 1991

Factors contributing to the 4.8% decrease in 1992 operating revenues are as follows:

                                                   Millions
         Decrease in Operating Revenues           of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                               $  79
  Base Rates and Miscellaneous                          32
  Fuel Cost Recovery Revenues                           11
                                                     -----
      Total                                          $ 122
                                                     -----
                                                     -----

The revenue decreases resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $77 million of the lower 1992 revenues. Winter and spring in 1992 were milder than in 1991. In addition, the cooler summer in 1992 contrasted with the summer of 1991 which was much hotter than normal. As a result, total kilowatt-hour sales decreased 1.1% in 1992. Residential and commercial sales decreased 4.5% and 1.3%, respectively, as moderate temperatures in 1992 reduced electric heating and cooling demands. Industrial sales were virtually the same as in 1991 as sales increases to steel producers and auto manufacturers of 10.9% and 2.7%, respectively, offset a decline in sales to other industrial customers. Other sales increased 2.3% because of increased sales to wholesale customers. Operating revenues in 1991 included the recognition by Toledo Edison of $24 million of deferred revenues over the period of a refund to customers under a provision of its January 1989 rate order. No such revenues were reflected in 1992 as the refund period ended in December 1991. The decrease in 1992 fuel cost recovery revenues resulted from the good performance of our generating units, which in turn decreased our fuel cost factors. The weighted averages of these factors decreased approximately 3% for Cleveland Electric and Toledo Edison (Operating Companies).

Operating expenses decreased 4% in 1992. Lower fuel and purchased power expense resulted from less amortization of previously deferred fuel costs than the amount amortized in 1991 and lower generation requirements stemming from less electric sales. A reduction of $17 million in other operation and maintenance expenses resulted primarily from cost-cutting measures. Federal income

 (Centerior Energy)                    F-3                    (Centerior Energy)
taxes decreased because of the amortization of certain tax benefits under the Rate Stabilization Program discussed in Note 7 and the effects of adopting the new accounting standard for income taxes (SFAS 109) in 1992. These decreases were partially offset by higher depreciation and amortization, caused primarily by the adoption of SFAS 109, and by higher taxes, other than federal income taxes, caused by increased Ohio property and gross receipts taxes. Deferred operating expenses increased as a result of the deferrals under the Rate Stabilization Program.

The federal income tax provision for nonoperating income decreased because of lower carrying charge credits and a greater tax allocation of interest charges to nonoperating activities. Credits for carrying charges recorded in nonoperating income decreased primarily because of lower phase-in carrying charge credits. Interest charges decreased as a result of debt refinancings at lower interest rates and lower short-term borrowing requirements.

                                                                         Outlook

RECENT ACTIONS

In January 1994, we announced a comprehensive strategic action plan to strengthen our financial and competitive position. The plan established specific objectives and was designed to guide us through the year 2001. While the plan has a long-term focus, it also required us to take some very difficult, but necessary, financial actions at that time. We reduced the quarterly common stock dividend from $.40 per share to $.20 per share effective with the dividend payable February 15, 1994. This action was taken because projected financial results did not support continuation of the dividend at its former rate. We also wrote off our investment in Perry Unit 2 and certain deferred charges related to a January 1989 rate agreement (phase-in deferrals). The aggregate after-tax effect of these write-offs was $1.023 billion which resulted in a net loss in 1993 and a retained earnings deficit. The write-offs are discussed in Notes 4(b) and 7. We also recognized other one-time charges totaling $39 million after taxes related to a performance improvement plan for Perry Unit 1, postemployment benefits and other expense accruals.

Also contributing to the net loss in 1993 was a charge of $87 million after taxes representing a portion of the VTP costs. We will realize approximately $50 million of savings in annual payroll and benefit costs beginning in 1994 as a result of the VTP.

STRATEGIC PLAN

The objectives of our strategic plan are to maximize share owner return from corporate assets and resources, achieve profitable revenue growth, become an industry leader in customer satisfaction, build a winning team and attain increasingly competitive power supply costs. To achieve these objectives, we will continue controlling our operation and maintenance expenses and capital expenditures, reduce our outstanding debt, increase revenues by finding new uses for existing assets and resources, implement a broad range of new marketing programs, increase revenues by restructuring rates for various customers where appropriate, improve the operating performance of our plants and take other appropriate actions.

COMMON STOCK DIVIDENDS

The indicated quarterly common stock dividend is $.20 per share. We believe that the new level is sustainable barring unforeseen circumstances and that the new strategic plan will provide the opportunity to grow the dividend as the objectives are achieved. Nevertheless, future dividend action by our Board of Directors will continue to be decided on a quarter-to-quarter basis after the evaluation of financial results, potential earning capacity and cash flow.

The lower dividend reduces our cash outflow by about $120 million annually, which we intend to use to repay debt more quickly than would otherwise be the case. This will help improve our capitalization structure and interest coverage ratios, both of which are key measures considered by securities rating agencies in determining credit ratings. Improved credit ratings and less outstanding debt, in turn, will lower our interest costs.

COMPETITION

Our electric rates are among the highest in our region because we are recovering the substantial investment in our nuclear construction program. Accordingly, some of our customers continue to seek less costly alternatives, including switching to or working to create a municipal electric system. There are a number of rural and municipal systems in our service area. In addition, we face threats of other municipalities in our service area establishing new systems and the expansion of an existing system. We have entered into agreements with some of the communities which considered establishing systems. Accordingly, they will not proceed with such development at this time in return for rate concessions and/or economic development funds. Others have determined that developing a system was not feasible. Cleveland Public Power continues to expand its operations into areas we have served exclusively. We have been successful in retaining most of the large industrial and commercial customers in those areas by providing economic incentive packages in exchange for sole-supplier contracts. We also have similar contracts with customers in other areas. Most of these contracts have remaining terms of one to five years. We will continue to address municipal system threats through aggressive marketing programs and emphasizing to our customers the value of our service and the risks of a municipal system.

 (Centerior Energy)                    F-4                    (Centerior Energy)

The Energy Policy Act of 1992 (Energy Act) will provide additional competition in the electric utility industry by requiring utilities to wheel to municipal systems in their service areas electricity from other utilities. This provision of the Energy Act should not significantly increase the competitive threat to us since the operating licenses for our nuclear units have required us to wheel to municipal systems in our service area since 1977. The Energy Act also created a class of exempt wholesale generators which may increase competition in the wholesale power market. A further risk is the possibility that the government could mandate that utilities deliver power from another utility or generation source to their retail customers.

RATE MATTERS

Our Rate Stabilization Program remains in effect. Under this program, we agreed to freeze base rates until 1996 and limit rate increases through 1998. In exchange, we are permitted to defer through 1995 and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. The amortization and recovery of the deferrals will begin with future rate recognition and will continue over the average life of the related assets, or approximately 30 years. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

Our analysis leading to the year-end 1993 financial actions and strategic plan also included an evaluation of our regulatory accounting measures. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

NUCLEAR OPERATIONS

Our three nuclear units may be impacted by activities or events beyond our control. Operating nuclear generating units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission (NRC) to limit or prohibit the operation or licensing of any nuclear unit. If one of our nuclear units is taken out of service for an extended period of time for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base or disallowing certain construction or maintenance costs. An extended outage of one of our nuclear units coupled with unfavorable rate treatment could have a material adverse effect on our financial condition and results of operations.

We externally fund the estimated costs for the future decommissioning of our nuclear units. In 1993, we increased our decommissioning expense accruals for revisions in our cost estimates. We expect the increases associated with the new estimates will be recoverable in future rates. See Note 1(e).

HAZARDOUS WASTE DISPOSAL SITES

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended (Superfund) established programs addressing the cleanup of hazardous waste disposal sites, emergency preparedness and other issues. The Operating Companies have been named as "potentially responsible parties" (PRPs) for three sites listed on the Superfund National Priorities List (Superfund List) and are aware of their potential involvement in the cleanup of several other sites not on such list. The allegations that the Operating Companies disposed of hazardous waste at these sites and the amounts involved are often unsubstantiated and subject to dispute. Superfund provides that all PRPs to a particular site can be held liable on a joint and several basis. Consequently, if the Operating Companies were held liable for 100% of the cleanup costs of all of the sites referred to above, the cost could be as high as $400 million. However, we believe that the actual cleanup costs will be substantially lower than $400 million, that the Operating Companies' share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Operating Companies have accrued a liability totaling $19 million at December 31, 1993 based on estimates of the costs of cleanup and their proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

1993 TAX ACT

The Revenue Reconciliation Act of 1993 (1993 Tax Act), which was enacted in August 1993, provided for a 35% income tax rate in 1993. The 1993 Tax Act did not materially impact the results of operations for 1993, but did affect certain Balance Sheet accounts as discussed in Note 8. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

INFLATION

Although the rate of inflation has eased in recent years, we are still affected by even modest inflation which causes increases in the unit cost of labor, materials and services.

                                                 Capital Resources and Liquidity

1991-1993 CASH REQUIREMENTS

We need cash for normal corporate operations, the mandatory retirement of securities and an ongoing pro-

 (Centerior Energy)                    F-5                    (Centerior Energy)
gram of constructing new facilities and modifying existing facilities. The construction program is needed to meet anticipated demand for electric service, comply with governmental regulations and protect the environment. Over the three-year period of 1991-1993, these construction and mandatory retirement needs totaled approximately $1.4 billion. In addition, we exercised various options to redeem and purchase approximately $900 million of our securities.

We raised $2.2 billion through security issues and term bank loans during the 1991-1993 period as shown in the Cash Flows statement. During the three-year period, the Operating Companies also utilized their short-term borrowing arrangements to help meet their cash needs.

Although the write-offs of Perry Unit 2 and the phase-in deferrals in 1993 negatively affected our earnings, they did not adversely affect our current cash flow.

1994 AND BEYOND CASH REQUIREMENTS

Estimated cash requirements for 1994-1998 for Cleveland Electric and Toledo Edison, respectively, are $791 million and $249 million for their construction programs and $715 million and $324 million for the mandatory redemption of debt and preferred stock. Cleveland Electric and Toledo Edison expect to finance internally all of their 1994 cash requirements of approximately $239 million and $109 million, respectively. About 15-20% of the Operating Companies' 1995-1998 requirements are expected to be financed externally. If economical, additional securities may be redeemed under optional redemption provisions.

Our capital requirements are dependent upon our implementation strategy to achieve compliance with the Clean Air Act Amendments of 1990 (Clean Air Act). Cash expenditures for our plan are estimated to be approximately $128 million over the 1994-1998 period. See Note 4(a).

LIQUIDITY

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. Under their respective mortgages, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At December 31, 1993, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $78 million and $323 million of additional first mortgage bonds, respectively. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

As discussed in Note 11(e), certain unsecured debt agreements contain covenants relating to capitalization, fixed charge coverage ratios and secured financings. The write-offs recorded at December 31, 1993 caused Centerior Energy Corporation (Centerior Energy) and the Operating Companies to violate certain of those covenants. The affected creditors have waived those violations in exchange for our commitment to provide them with a second mortgage security interest on our property and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $219 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility. For the next five years, the Operating Companies do not expect to raise funds through the sale of debt junior to first mortgage bonds. However, if necessary or desirable, the Operating Companies believe that they could raise funds through the sale of unsecured debt or debt secured by the second mortgage referred to above. The Operating Companies also are able to raise funds through the sale of preference stock and, in the case of Cleveland Electric, preferred stock. Toledo Edison will be unable to issue preferred stock until it can meet the interest and preferred dividend coverage test in its articles of incorporation. Centerior Energy will continue to raise funds through the sale of common stock.

The Operating Companies currently cannot sell commercial paper because of their low commercial paper ratings by Standard & Poor's Corporation (S&P) and Moody's Investors Service, Inc. (Moody's) of "B" and "Not Prime", respectively. We have a $205 million revolving credit facility which will run through mid-1996. However, we currently cannot draw on this facility because the write-offs taken at year-end 1993 caused us to fail to meet certain capitalization and fixed charge coverage covenants. We expect to have this facility available to us again after it is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

These financing resources are expected to be sufficient for the Operating Companies' needs over the next several years. The availability and cost of capital to meet our external financing needs, however, also depend upon such factors as financial market conditions and our credit ratings. Current credit ratings for both Operating Companies are as follows:

                                        S&P            Moody's
                                    -----------     -------------
First mortgage bonds                     BB              Ba2
Unsecured notes                           B+             Ba3
Preferred stock                           B               b1

These ratings reflect a downgrade in December 1993. In addition, S&P has issued a negative outlook for the Operating Companies.

 (Centerior Energy)                    F-6                    (Centerior Energy)

                       INCOME STATEMENT
                                  CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                                                                     For the years ended December 31,
                                                                     --------------------------------
                                                                        1993       1992       1991
                                                                       ------     ------     ------
                                                                          (millions of dollars,
                                                                        except per share amounts)
OPERATING REVENUES                                                     $2,474     $2,438     $2,560
                                                                       ------     ------     ------
OPERATING EXPENSES
  Fuel and purchased power                                                474        473        500
  Other operation and maintenance                                         811        784        801
  Early retirement program expenses and other                             272         --         --
                                                                       ------     ------     ------
     Total operation and maintenance                                    1,557      1,257      1,301
  Depreciation and amortization                                           258        256        243
  Taxes, other than federal income taxes                                  312        318        305
  Deferred operating expenses, net                                         23        (52)        (6)
  Federal income taxes                                                     11        122        138
                                                                       ------     ------     ------
                                                                        2,161      1,901      1,981
                                                                       ------     ------     ------
OPERATING INCOME                                                          313        537        579
                                                                       ------     ------     ------
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                       5          2          9
  Other income and deductions, net                                         (6)         9          6
  Write-off of Perry Unit 2                                              (583)        --         --
  Deferred carrying charges, net                                         (649)       100        110
  Federal income taxes -- credit (expense)                                398         (7)       (30)
                                                                       ------     ------     ------
                                                                         (835)       104         95
                                                                       ------     ------     ------
INCOME (LOSS) BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS            (522)       641        674
                                                                       ------     ------     ------
INTEREST CHARGES AND PREFERRED DIVIDENDS
  Debt interest                                                           359        365        381
  Allowance for borrowed funds used during construction                    (5)        (1)        (5)
  Preferred dividend requirements of subsidiaries                          67         65         61
                                                                       ------     ------     ------
                                                                          421        429        437
                                                                       ------     ------     ------
NET INCOME (LOSS)                                                      $ (943)    $  212     $  237
                                                                       ------     ------     ------
                                                                       ------     ------     ------
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (MILLIONS)                  144.9      141.7      139.1
                                                                       ------     ------     ------
                                                                       ------     ------     ------
EARNINGS (LOSS) PER COMMON SHARE                                       $(6.51)    $ 1.50     $ 1.71
                                                                       ------     ------     ------
                                                                       ------     ------     ------
DIVIDENDS DECLARED PER COMMON SHARE                                    $ 1.60     $ 1.60     $ 1.60
                                                                       ------     ------     ------
                                                                       ------     ------     ------

                      RETAINED EARNINGS
- ----------------------------------------------------------------------

                                                                     For the years ended December 31,
                                                                     --------------------------------
                                                                        1993        1992       1991
                                                                       -------     ------     ------
                                                                           (millions of dollars)
RETAINED EARNINGS AT BEGINNING OF YEAR                                 $   652     $  669     $  655
                                                                       -------     ------     ------
ADDITIONS
  Net income (loss)                                                       (943)       212        237
DEDUCTIONS
  Common stock dividends                                                  (231)      (226)      (222)
  Other, primarily preferred stock redemption expenses of
     subsidiaries                                                           (1)        (3)        (1)
                                                                       -------     ------     ------
     Net Increase (Decrease)                                            (1,175)       (17)        14
                                                                       -------     ------     ------
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $  (523)    $  652     $  669
                                                                       -------     ------     ------
                                                                       -------     ------     ------

 The accompanying notes are an integral part of these statements.

 (Centerior Energy)                    F-7                    (Centerior Energy)

                             CASH FLOWS
                                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
- ----------------------------------------------------------------------

                                                                             For the years ended December
                                                                                         31,
                                                                             ----------------------------
                                                                              1993       1992       1991
                                                                             ------     ------     ------
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income (Loss)                                                          $ (943)    $  212     $  237
                                                                             ------     ------     ------
  Adjustments to Reconcile Net Income (Loss) to Cash from Operating
     Activities:
     Depreciation and amortization                                              258        256        243
     Deferred federal income taxes                                             (452)        95         85
     Investment tax credits, net                                                 --        (14)        43
     Deferred and unbilled revenues                                             (10)        (6)       (51)
     Deferred fuel                                                                5          1         18
     Deferred carrying charges, net                                             649       (100)      (110)
     Leased nuclear fuel amortization                                            86        126        123
     Deferred operating expenses, net                                            23        (52)        (6)
     Allowance for equity funds used during construction                         (5)        (2)        (9)
     Noncash early retirement program expenses, net                             208         --         --
     Write-off of Perry Unit 2                                                  583         --         --
     Changes in amounts due from customers and others, net                        1          7         14
     Changes in inventories                                                      26        (10)       (22)
     Changes in accounts payable                                                 45         (5)       (49)
     Changes in working capital affecting operations                             25          8         19
     Other noncash items                                                         18          3          1
                                                                             ------     ------     ------
       Total Adjustments                                                      1,460        307        299
                                                                             ------     ------     ------
          Net Cash from Operating Activities                                    517        519        536
                                                                             ------     ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  Bank loans, commercial paper and other short-term debt                        (50)        50       (110)
  Debt issues:
     First mortgage bonds                                                       300        600         --
     Secured medium-term notes                                                  128        138        285
     Term bank loans and other long-term debt                                    40        135        108
  Preferred stock issues                                                        100         74        125
  Common stock issues                                                            71         53         32
  Reacquired common stock                                                         1         (3)        --
  Maturities, redemptions and sinking funds                                    (434)    (1,013)      (312)
  Nuclear fuel lease obligations                                               (106)      (117)      (116)
  Common stock dividends paid                                                  (231)      (226)      (222)
  Premiums, discounts and expenses                                              (13)       (14)        (7)
                                                                             ------     ------     ------
          Net Cash from Financing Activities                                   (194)      (323)      (217)
                                                                             ------     ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                 (209)      (200)      (189)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (5)        (1)        (5)
  Sale and leaseback restructuring fees                                          --        (43)        --
  Other cash received (applied)                                                  23        (36)        (1)
                                                                             ------     ------     ------
          Net Cash from Investing Activities                                   (191)      (280)      (195)
                                                                             ------     ------     ------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               132        (84)       124
                                                                             ------     ------     ------
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                         93        177         53
                                                                             ------     ------     ------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                           $  225     $   93     $  177
                                                                             ------     ------     ------
                                                                             ------     ------     ------

(1) Interest paid (net of amounts capitalized) was $295 million, $299 million and $339 million in 1993, 1992 and 1991, respectively. Income taxes paid were $50 million, $32 million and $57 million in 1993, 1992 and 1991, respectively.

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.

The accompanying notes are an integral part of this statement.

 (Centerior Energy)                    F-8                    (Centerior Energy)

                          BALANCE SHEET
- ----------------------------------------------------------------------

                                                                                        December 31,
                                                                                     ------------------
                                                                                      1993       1992
                                                                                     -------    -------
                                                                                        (millions of
                                                                                          dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                           $ 9,571    $ 9,449
     Less: accumulated depreciation and amortization                                   2,677      2,488
                                                                                     -------    -------
                                                                                       6,894      6,961
  Construction work in progress                                                          181        167
  Perry Unit 2                                                                            --        614
                                                                                     -------    -------
                                                                                       7,075      7,742
  Nuclear fuel, net of amortization                                                      344        385
  Other property, less accumulated depreciation                                           41         39
                                                                                     -------    -------
                                                                                       7,460      8,166
                                                                                     -------    -------
CURRENT ASSETS
  Cash and temporary cash investments                                                    225         93
  Amounts due from customers and others, net                                             221        222
  Unbilled revenues                                                                      124        114
  Materials and supplies, at average cost                                                136        129
  Fossil fuel inventory, at average cost                                                  32         65
  Taxes applicable to succeeding years                                                   250        247
  Other                                                                                    5          7
                                                                                     -------    -------
                                                                                         993        877
                                                                                     -------    -------
DEFERRED CHARGES AND OTHER ASSETS
  Amounts due from customers for future federal income taxes                             968        975
  Unamortized loss from Beaver Valley Unit 2 sale                                        105        110
  Unamortized loss on reacquired debt                                                     92        101
  Carrying charges and operating expenses                                                862      1,533
  Nuclear plant decommissioning trusts                                                    56         42
  Other                                                                                  174        267
                                                                                     -------    -------
                                                                                       2,257      3,028
                                                                                     -------    -------
       Total Assets                                                                  $10,710    $12,071
                                                                                     -------    -------
                                                                                     -------    -------

The accompanying notes are an integral part of this statement.

 (Centerior Energy)                    F-9                    (Centerior Energy)

                                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                                                                                       December 31,
                                                                                    -------------------
                                                                                     1993        1992
                                                                                    -------     -------
                                                                                       (millions of
                                                                                         dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common shares, without par value (stated value of $345 million and $274 million for 1993 and 1992, respectively): 180 million authorized; 147 million
     (excluding 2.7 million shares in Treasury) and 142.9 million (excluding 2.7
     million shares in Treasury) outstanding in 1993 and 1992, respectively         $ 2,308     $ 2,237
  Retained earnings (deficit)                                                          (523)        652
                                                                                    -------     -------
     Common stock equity                                                              1,785       2,889
  Preferred stock
     With mandatory redemption provisions                                               313         364
     Without mandatory redemption provisions                                            451         354
  Long-term debt                                                                      4,019       3,694
                                                                                    -------     -------
                                                                                      6,568       7,301
                                                                                    -------     -------
OTHER NONCURRENT LIABILITIES
  Nuclear fuel lease obligations                                                        254         303
  Other                                                                                 195         119
                                                                                    -------     -------
                                                                                        449         422
                                                                                    -------     -------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                 127         368
  Current portion of nuclear fuel lease obligations                                     111         118
  Notes payable to banks and others                                                      --          50
  Accounts payable                                                                      188         143
  Accrued taxes                                                                         378         368
  Accrued interest                                                                       87          84
  Other                                                                                  75          59
                                                                                    -------     -------
                                                                                        966       1,190
                                                                                    -------     -------
DEFERRED CREDITS
  Unamortized investment tax credits                                                    329         353
  Accumulated deferred federal income taxes                                           1,579       2,035
  Unamortized gain from Bruce Mansfield Plant sale                                      551         578
  Accumulated deferred rents for Bruce Mansfield Plant and Beaver Valley Unit 2         128         116
  Other                                                                                 140          76
                                                                                    -------     -------
                                                                                      2,727       3,158
                                                                                    -------     -------
       Total Capitalization and Liabilities                                         $10,710     $12,071
                                                                                    -------     -------
                                                                                    -------     -------

 (Centerior Energy)                    F-10                   (Centerior Energy)

                           STATEMENT OF
                        PREFERRED STOCK
                                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
- ----------------------------------------------------------------------

                                                                          Current       December 31,
                                                         1993 Shares     Call Price     -------------
                                                         Outstanding     Per Share      1993     1992
                                                         -----------     ----------     ----     ----
                                                                                        (millions of
                                                                                          dollars)
CLEVELAND ELECTRIC
  Without par value, 4,000,000 preferred shares authorized
     Subject to mandatory redemption:
                      $7.35  Series C                       150,000      $  101.00      $ 15     $ 16
                      88.00  Series E                        21,000       1,022.96        21       24
                 Adjustable  Series M                       200,000         100.00        20       30
                      9.125  Series N                       600,000         103.04        59       74
                      91.50  Series Q                        75,000          --           75       75
                      88.00  Series R                        50,000          --           50       50
                      90.00  Series S                        75,000          --           74       74
                                                                                        ----     ----
                                                                                         314      343
     Less: Current maturities                                                             29       29
                                                                                        ----     ----
                                                                                         285      314
                                                                                        ----     ----
     Not subject to mandatory redemption:
                      $7.40  Series A                       500,000         101.00        50       50
                       7.56  Series B                       450,000         102.26        45       45
                 Adjustable  Series L                       500,000         103.00        49       49
                 Remarketed  Series P                            --          --           --        9
                      42.40  Series T                       200,000          --           97       --
                                                                                        ----     ----
                                                                                         241      153
     Less: Current maturities                                                             --        9
                                                                                        ----     ----
                                                                                         241      144
                                                                                        ----     ----
TOLEDO EDISON
  $100 par value, 3,000,000 preferred shares authorized and $25 par value,
     12,000,000 preferred shares authorized
     Subject to mandatory redemption:
                  $100 par   $9.375                         100,150         102.47        10       12
                    25 par    2.81                        1,200,000          25.94        30       50
                                                                                        ----     ----
                                                                                          40       62
     Less: Current maturities                                                             12       12
                                                                                        ----     ----
                                                                                          28       50
                                                                                        ----     ----
     Not subject to mandatory redemption:
                  $100 par  $ 4.25                          160,000         104.625       16       16
                              4.56                           50,000         101.00         5        5
                              4.25                          100,000         102.00        10       10
                              8.32                          100,000         102.46        10       10
                              7.76                          150,000         102.437       15       15
                              7.80                          150,000         101.65        15       15
                             10.00                          190,000         101.00        19       19
                    25 par    2.21                        1,000,000          25.25        25       25
                              2.365                       1,400,000          27.75        35       35
                             Series A Adjustable          1,200,000          25.75        30       30
                             Series B Adjustable          1,200,000          25.75        30       30
                                                                                        ----     ----
                                                                                         210      210
                                                                                        ----     ----
CENTERIOR ENERGY
  Without par value, 5,000,000 preferred shares authorized, none outstanding              --       --
                                                                                        ----     ----
TOTAL PREFERRED STOCK, WITH MANDATORY REDEMPTION PROVISIONS                             $313     $364
                                                                                        ----     ----
                                                                                        ----     ----
TOTAL PREFERRED STOCK, WITHOUT MANDATORY REDEMPTION PROVISIONS                          $451     $354
                                                                                        ----     ----
                                                                                        ----     ----

The accompanying notes are an integral part of this statement.

 (Centerior Energy)                    F-11                   (Centerior Energy)

                                                                    NOTES TO THE
                                                            FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                                                      (1) Summary of Significant
                                                             Accounting Policies

(A) GENERAL

Centerior Energy is a holding company with two electric utility subsidiaries, Cleveland Electric and Toledo Edison. The consolidated financial statements also include the accounts of Centerior Energy's other wholly owned subsidiary, Centerior Service Company (Service Company), and Cleveland Electric's wholly owned subsidiaries. The Service Company provides management, financial, administrative, engineering, legal and other services at cost to Centerior Energy and the Operating Companies. The Operating Companies operate as separate companies, each serving the customers in its service area. The preferred stock, first mortgage bonds and other debt obligations of the Operating Companies are outstanding securities of the issuing utility. All significant intercompany items have been eliminated in consolidation.

Centerior Energy and the Operating Companies follow the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission and adopted by The Public Utilities Commission of Ohio (PUCO). As rate-regulated utilities, the Operating Companies are subject to Statement of Financial Accounting Standards
(SFAS) 71 which governs accounting for the effects of certain types of rate regulation. The Service Company follows the Uniform System of Accounts for Mutual Service Companies prescribed by the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935.

The Operating Companies are members of the Central Area Power Coordination Group (CAPCO). Other members are Duquesne Light Company, Ohio Edison Company and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their use.

(B) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO or on ordinances of individual municipalities. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding.

(C) FUEL EXPENSE

The cost of fossil fuel is charged to fuel expense based on inventory usage. The cost of nuclear fuel, including an interest component, is charged to fuel expense based on the rate of consumption. Estimated future nuclear fuel disposal costs are being recovered through the base rates.

The Operating Companies defer the differences between actual fuel costs and estimated fuel costs currently being recovered from customers through the fuel factor. This matches fuel expenses with fuel-related revenues.

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years. The Operating Companies have accrued the liability for their share of the total assessments. These costs have been recorded in a deferred charge account since the PUCO is allowing the Operating Companies to recover the assessments through their fuel cost factors.

(D) DEFERRED CARRYING CHARGES
    AND OPERATING EXPENSES

The PUCO authorized the Operating Companies to defer operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) from their respective in-service dates in 1987 through December 1988. The annual amortization and recovery of these deferrals, called pre-phase-in deferrals, are $17 million which began in January 1989 and will continue over the lives of the related property.

Beginning in January 1989, the Operating Companies deferred certain operating expenses and both interest and equity carrying charges pursuant to PUCO-approved rate phase-in plans for their investments in Perry Unit 1 and Beaver Valley Unit
2. These deferrals, called phase-in deferrals, were written off at December 31, 1993. See Note 7.

The Operating Companies also defer certain costs not currently recovered in rates under a Rate Stabilization Program approved by the PUCO in October 1992. See Notes 7 and 14.

 (Centerior Energy)                    F-12                   (Centerior Energy)

(E) DEPRECIATION AND AMORTIZATION

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. The annual straight-line depreciation provision for nonnuclear property expressed as a percent of average depreciable utility plant in service was 3.5% in 1993 and 3.4% in both 1992 and 1991. Effective January 1, 1991, the Operating Companies, after obtaining PUCO approval, changed their method of accounting for nuclear plant depreciation from the units-of-production method to the straight-line method at about a 3% rate. This change decreased 1991 depreciation expense $36 million and increased 1991 net income $28 million (net of $8 million of income taxes) and earnings per share $.20 from what they otherwise would have been. The PUCO subsequently approved in 1991 a change to lower the 3% rate to 2.5% retroactive to January 1, 1991.

Pursuant to a PUCO order, the Operating Companies currently use external funding for the future decommissioning of their nuclear units at the end of their licensed operating lives. The estimated costs are based on the NRC's DECON method of decommissioning (prompt decontamination). Cash contributions are made to the trust funds on a straight-line basis over the remaining licensing period for each unit. The current level of annual expense being recovered from customers based on prior estimates is approximately $8 million. However, actual decommissioning costs are expected to significantly exceed those estimates. Current site-specific estimates for the Operating Companies' share of the future decommissioning costs are $92 million in 1992 dollars for Beaver Valley Unit 2 and $223 million and $300 million in 1993 dollars for Perry Unit 1 and the Davis-Besse Nuclear Power Station (Davis-Besse), respectively. The estimates for Perry Unit 1 and Davis-Besse are preliminary and are expected to be finalized by the end of the second quarter of 1994. The Operating Companies used these estimates to increase their decommissioning expense accruals in 1993. It is expected that the increases associated with the revised cost estimates will be recoverable in future rates. In the Balance Sheet at December 31, 1993, Accumulated Depreciation and Amortization included $74 million of decommissioning costs previously expensed and the earnings on the external funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding.

(F) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost less amounts ordered by the PUCO to be written off. Construction costs include related payroll taxes, pensions, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rates averaged 9.9% in 1993, 10.8% in 1992 and 10.7% in 1991.

Maintenance and repairs are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

(G) DEFERRED GAIN AND LOSS FROM
    SALES OF UTILITY PLANT

The sale and leaseback transactions discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant) and a net loss for the sale of Beaver Valley Unit 2. The net gain and net loss were deferred and are being amortized over the terms of leases. These amortizations and the lease expense amounts are recorded as other operation and maintenance expenses.

(H) INTEREST CHARGES

Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

 (Centerior Energy)                    F-13                   (Centerior Energy)

(I) FEDERAL INCOME TAXES

The Financial Accounting Standards Board (FASB) issued SFAS 109, a new standard for accounting for income taxes, in February 1992. We adopted the new standard in 1992. The standard amended certain provisions of SFAS 96 which we had previously adopted. Adoption of SFAS 109 in 1992 did not materially affect our results of operations, but did affect certain Balance Sheet accounts. See Note 8.

The financial statements reflect the liability method of accounting for income taxes. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, we must record a liability for our tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a deferred charge and will be recovered over the lives of the related assets.

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense. See Note 7 for a discussion of the amortization of certain unrestricted excess deferred taxes and unrestricted investment tax credits under the Rate Stabilization Program.

                                                      (2) Utility Plant Sale and
                                                          Leaseback Transactions

The Operating Companies are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively, all for terms of about 29 1/2 years. These leases are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Operating Companies are responsible for paying all taxes, insurance premiums, operation and maintenance expenses and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Operating Companies have options to buy the interests back at the end of the leases for the fair market value at that time or to renew the leases. Additional lease provisions provide other purchase options along with conditions for mandatory termination of the leases (and possible repurchase of the leasehold interests) for events of default. These events include noncompliance with several financial covenants discussed in Note 11(e).

In April 1992, nearly all of the outstanding Secured Lease Obligation Bonds (SLOBs) issued by a special purpose corporation in connection with financing the sale and leaseback of Beaver Valley Unit 2 were refinanced through a tender offer and the sale of new bonds having a lower interest rate. As part of the refinancing transaction, Toledo Edison paid $43 million as supplemental rent to fund transaction expenses and part of the tender premium. This amount has been deferred and is being amortized over the remaining lease term. The refinancing transaction reduced the annual rental expense for the Beaver Valley Unit 2 lease by $9 million.

Future minimum lease payments under the operating leases at December 31, 1993 are summarized as follows:

                      Year                            Amount
- -------------------------------------------------  ------------
                                                   (millions of
                                                     dollars)
1994                                                  $  166
1995                                                     165
1996                                                     188
1997                                                     165
1998                                                     165
Later Years                                            3,412
                                                      ------
      Total Future Minimum Lease Payments             $4,261
                                                      ======

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1993, 1992 and 1991 as annual rental expense for the Mansfield Plant leases was $115 million. The amounts recorded in 1993, 1992 and 1991 as annual rental expense for the Beaver Valley Unit 2 lease were $63 million, $66 million and $72 million, respectively. Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

Toledo Edison is selling 150 megawatts of its Beaver Valley Unit 2 leased capacity entitlement to Cleveland Electric. We anticipate that this sale will continue indefinitely.

 (Centerior Energy)                    F-14                   (Centerior Energy)

                           (3) Property Owned with Other Utilities and Investors

The Operating Companies own, as tenants in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Operating Companies' share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1993 includes the following facilities owned by the Operating Companies as tenants in common with other utilities and Lessors:

                                     In-                                                Plant      Construction
                                   Service     Ownership     Ownership      Power        in          Work in        Accumulated
        Generating Unit             Date         Share       Megawatts      Source     Service       Progress       Depreciation
- -------------------------------    -------     ---------     ---------     --------    -------     ------------     ------------
                                                                                                 (millions of dollars)
Seneca Pumped Storage                1970        80.00%         351        Hydro       $   67          $ --             $ 22
Eastlake Unit 5                      1972        68.80          411        Coal           156             2               --
Perry Unit 1                         1987        51.02          609        Nuclear      2,832            11              473
Beaver Valley Unit 2 and
  Common Facilities (Note 2)         1987        26.12          214        Nuclear      1,480             5              255
                                                                                       -------          ---            -----
      Total                                                                            $4,535          $ 18             $750
                                                                                       -------          ---            -----
                                                                                       -------          ---            -----

Depreciation for Eastlake Unit 5 has been accumulated with all other nonnuclear depreciable property rather than by specific units of depreciable property.

                                                            (4) Construction and
                                                                   Contingencies

(A) CONSTRUCTION PROGRAM

The estimated cost of our construction program for the 1994-1998 period is $1.088 billion, including AFUDC of $48 million and excluding nuclear fuel.

The Clean Air Act will require, among other things, significant reductions in the emission of sulfur dioxide in two phases over a ten-year period and nitrogen oxides by fossil-fueled generating units.

Our compliance strategy provides for compliance with both phases through at least 2005 primarily through greater use of low-sulfur coal at some of our units and the banking of emission allowances. The plan will require capital expenditures over the 1994-2003 period of approximately $222 million for nitrogen oxide control equipment, emission monitoring equipment and plant modifications. In addition, higher fuel and other operation and maintenance expenses will be incurred. The anticipated rate increase associated with the capital expenditures and higher expenses would be about 1-2% in the late 1990s. Cleveland Electric may need to install sulfur emission control technology at one of its generating plants after 2005 which could require additional expenditures at that time. The PUCO has approved this plan. We also are seeking United States Environmental Protection Agency (U.S. EPA) approval of the first phase of our plan.

We are continuing to monitor developments in new technologies that may be incorporated into our compliance strategy. If a different plan is required by the U.S. EPA, significantly higher capital expenditures could be required during the 1994-2003 period. We believe Ohio law permits the recovery of compliance costs from customers in rates.

(B) PERRY UNIT 2

Perry Unit 2, including its share of the facilities common with Perry Unit 1, was approximately 50% complete when construction was suspended in 1985 pending consideration of various options. These options included resumption of full construction with a revised estimated cost, conversion to a nonnuclear design, sale of all or part of our ownership share, or cancellation.

We wrote off our investment in Perry Unit 2 at December 31, 1993 after we determined that it would not be completed or sold. The write-off totaled $583 million ($425 million after taxes) for our 64.76% ownership share of the unit. See Note 14.

(C) HAZARDOUS WASTE DISPOSAL SITES

The Operating Companies are aware of their potential involvement in the cleanup of three sites listed on the Superfund List and several other waste sites not on such list. The Operating Companies have accrued a liability totaling $19 million at December 31, 1993 based on estimates of the costs of cleanup and their proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations. See Management's Financial Analysis -- Outlook-Hazardous Waste Disposal Sites.

 (Centerior Energy)                    F-15                   (Centerior Energy)

                                                  (5) Nuclear Operations and
                                                               Contingencies

(A) OPERATING NUCLEAR UNITS

Our three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition and results of operations. See discussion of these risks in Management's Financial Analysis -- Outlook-Nuclear Operations.

(B) NUCLEAR INSURANCE

The Price-Anderson Act limits the liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), our maximum potential assessment under that plan would be $155 million (plus any inflation adjustment) per incident. The assessment is limited to $20 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies contribute their proportionate share of any assessment.

The CAPCO companies have insurance coverage for damage to property at the Davis-Besse, Perry and Beaver Valley sites (including leased fuel and clean-up costs). Coverage amounted to $2.75 billion for each site as of January 1, 1994. Damage to property could exceed the insurance coverage by a substantial amount. If it does, our share of such excess amount could have a material adverse effect on our financial condition and results of operations. Under these policies, we can be assessed a maximum of $25 million during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

We also have extra expense insurance coverage. It includes the incremental cost of any replacement power purchased (over the costs which would have been incurred had the units been operating) and other incidental expenses after the occurrence of certain types of accidents at our nuclear units. The amounts of the coverage are 100% of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67% of such estimate per week for the next 104 weeks. The amount and duration of extra expense could substantially exceed the insurance coverage.
                                                                (6) Nuclear Fuel

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $382 million ($232 million from intermediate-term notes and $150 million from bank credit arrangements). Financing in an amount up to $750 million is permitted. The intermediate-term notes mature in the period 1994-1997, with $75 million maturing in September 1994. At December 31, 1993, $370 million of nuclear fuel was financed. The Operating Companies severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments of $110 million, $78 million and $46 million, respectively, at December 31, 1993. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $14 million in 1993, $15 million in 1992 and $21 million in 1991. The estimated future lease amortization payments based on projected consumption are $111 million in 1994, $97 million in 1995, $87 million in 1996, $77 million in 1997 and $69 million in 1998.

                                                          (7) Regulatory Matters

Phase-in deferrals were recorded beginning in 1989 pursuant to the phase-in plans approved by the PUCO in January 1989 rate orders for the Operating Companies. The phase-in plans were designed so that the projected revenues resulting from the authorized rate increases and anticipated sales growth provided for the phase-in of certain nuclear costs over a ten-year period. The plans required the deferral of a portion of the operating expenses and both interest and equity carrying charges on the Operating Companies' deferred rate-based investments in Perry Unit 1 and Beaver Valley Unit 2 during the early years of the plans. The amortization and recovery of such deferrals were scheduled to be completed by 1998.

As we developed our strategic plan, we evaluated the future recovery of our deferred charges and continued application of the regulatory accounting measures we follow pursuant to PUCO orders. We concluded that projected revenues would not provide for the recovery of the phase-in deferrals as scheduled because of economic and competitive pressures. Accordingly, we wrote off the cumulative balance of the phase-in deferrals. The total phase-in deferred operating expenses and carrying charges written off at December 31, 1993 were $172 million and $705 million, respectively (totaling $598 million after taxes). See Note 14. While recovery of our other regulatory deferrals remains probable, our current

 (Centerior Energy)                    F-16                   (Centerior Energy)
assessment of business conditions has prompted us to change our future plans. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

In October 1992, the PUCO approved a Rate Stabilization Program that was designed to encourage economic growth in our service area by freezing base rates until 1996 and limiting subsequent rate increases to specified annual amounts not to exceed $216 million for Cleveland Electric and $89 million for Toledo Edison over the 1996-1998 period.

As part of the Rate Stabilization Program, the Operating Companies are allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate amortization of certain benefits. Such regulatory accounting measures provide for rate stabilization by rescheduling the timing of rate recovery of certain costs and the amortization of certain benefits during the 1992-1995 period. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

The regulatory accounting measures we are eligible to record through December 31, 1995 include the deferral of post-in-service interest carrying charges, depreciation expense and property taxes on assets placed in service after February 29, 1988 and the deferral of Toledo Edison operating expenses equivalent to an accumulated excess rent reserve for Beaver Valley Unit 2 (which resulted from the April 1992 refinancing of SLOBs as discussed in Note 2). The cost deferrals recorded in 1993 and 1992 pursuant to these provisions were $95 million and $84 million, respectively. Amortization and recovery of these deferrals will occur over the average life of the related assets and the remaining lease period, or approximately 30 years, and will commence with future rate recognition. The regulatory accounting measures also provide for the accelerated amortization of certain unrestricted excess deferred tax and unrestricted investment tax credit balances and interim spent fuel storage accrual balances for Davis-Besse. The total amount of such regulatory benefits recognized in 1993 and 1992 pursuant to these provisions was $46 million and $12 million, respectively.
The Rate Stabilization Program also authorized the Operating Companies to defer and subsequently recover the incremental expenses associated with the adoption of the accounting standard for postretirement benefits other than pensions (SFAS
106). In 1993, we deferred $96 million pursuant to this provision. Amortization and recovery of this deferral will commence prior to 1998 and is expected to be completed by no later than 2012. See Note 9(b).

                                                          (8) Federal Income Tax

Federal income tax, computed by multiplying the income before taxes and preferred dividend requirements of subsidiaries by the statutory rate (35% in 1993 and 34% in both 1992 and 1991), is reconciled to the amount of federal income tax recorded on the books as follows:

                                           1993     1992   1991
                                          -------   ----   ----
                                          (millions of dollars)
Book Income (Loss) Before Federal Income
  Tax                                     $(1,263)  $406   $466
                                          -------   ----   ----
                                          -------   ----   ----
Tax (Credit) on Book Income (Loss) at
  Statutory Rate                          $  (442)  $138   $158
Increase (Decrease) in Tax:
    Write-off of Perry Unit 2                  46     --     --
    Write-off of phase-in deferrals            28     --     --
    Depreciation                               (6)    (9)     1
    Rate Stabilization Program                (30)    (7)    --
    Other items                                17      7      9
                                          -------   ----   ----
Total Federal Income Tax Expense
  (Credit)                                $  (387)  $129   $168
                                          -------   ----   ----
                                          -------   ----   ----

Federal income tax expense is recorded in the Income Statement as follows:

                                         1993    1992    1991
                                         -----   -----   -----
                                         (millions of dollars)
Operating Expenses:
  Current Tax Provision                  $  99   $  71   $  88
  Changes in Accumulated Deferred
    Federal Income Tax:
    Write-off of deferred operating
      expenses                             (39)     --      --
    Accelerated depreciation and
     amortization                           95      39      17
    Alternative minimum tax credit         (57)    (31)    (46)
    Retirement and postemployment
    benefits                               (43)     --      --
    Sale and leaseback transactions and
     amortization                            9       8       4
    Taxes, other than federal income
      taxes                                (25)     19      --
    Rate Stabilization Program              (9)      4      --
    Reacquired debt costs                   (3)     10      22
    Deferred fuel costs                     (2)     (1)     (9)
    Other items                            (14)      3      23
  Investment Tax Credits                    --      --      39
                                         -----   -----   -----
      Total Charged to Operating
        Expenses                            11     122     138
                                         -----   -----   -----
Nonoperating Income:
  Current Tax Provision                    (34)    (38)    (46)
  Changes in Accumulated Deferred
    Federal Income Tax:
    Write-off of deferred carrying
      charges                             (240)     --      --
    Write-off of Perry Unit 2             (158)     --      --
    Disallowed nuclear costs                20      14      --
    Rate Stabilization Program              11      11      --
    AFUDC and carrying charges              12      24      41
    Net operating loss carryforward         (7)     --      35
    Other items                             (2)     (4)     --
                                         -----   -----   -----
      Total Expense (Credit) to
        Nonoperating Income               (398)      7      30
                                         -----   -----   -----
Total Federal Income Tax Expense
  (Credit)                               $(387)  $ 129   $ 168
                                         -----   -----   -----
                                         -----   -----   -----

 (Centerior Energy)                    F-17                   (Centerior Energy)

In August 1993, the 1993 Tax Act was enacted. Retroactive to January 1, 1993, the top marginal corporate income tax rate increased to 35%. The change in tax rate increased Accumulated Deferred Federal Income Taxes for the future tax obligation by approximately $90 million. Since the PUCO has historically permitted recovery of such taxes from customers when they become payable, the deferred charge, Amounts Due from Customers for Future Federal Income Taxes, also was increased by $90 million. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $619 million and deferred tax liabilities of $2.198 billion at December 31, 1993 and deferred tax assets of $563 million and deferred tax liabilities of $2.598 billion at December 31, 1992. These are summarized as follows:

                                                December 31,
                                               ---------------
                                                1993     1992
                                               ------   ------
                                                (millions of
                                                  dollars)
Property, plant and equipment                  $1,845   $2,125
Deferred carrying charges and operating           206      368
  expenses
Net operating loss carryforwards                 (108)    (137)
Investment tax credits                           (183)    (190)
Other                                            (181)    (131)
                                               ------   ------
    Net deferred tax liability                 $1,579   $2,035
                                               ------   ------
                                               ------   ------

For tax purposes, net operating loss (NOL) carryforwards of approximately $309 million are available to reduce future taxable income and will expire in 2003 through 2005. The 35% tax effect of the NOLs is $108 million.

The Tax Reform Act of 1986 provides for an alternative minimum tax (AMT) credit to be used to reduce the regular tax to the AMT level should the regular tax exceed the AMT. AMT credits of $171 million are available to offset future regular tax. The credits may be carried forward indefinitely.

                                                              (9) Retirement and
                                                         Postemployment Benefits

(A) RETIREMENT INCOME PLAN

We sponsor a noncontributing pension plan which covers all employee groups. Two existing plans were merged into a single plan on December 31, 1993. The amount of retirement benefits generally depends upon the length of service. Under certain circumstances, benefits can begin as early as age 55. Our funding policy is to comply with the Employee Retirement Income Security Act of 1974 guidelines.

In 1993, we offered the VTP, an early retirement program. Operating expenses for 1993 included $205 million of pension plan accruals to cover enhanced VTP benefits and an additional $10 million of pension costs for VTP benefits paid to retirees from corporate funds. The $10 million is not included in the pension data reported below. A credit of $81 million resulting from a settlement of pension obligations through lump sum payments to almost all the VTP retirees partially offset the VTP expenses.

Net pension and VTP costs (credits) for 1991 through 1993 were comprised of the following components:

                                         1993    1992    1991
                                         ----    ----    -----
                                         (millions of dollars)
Pension Costs (Credits):
  Service cost for benefits earned
    during the
    period                               $ 15    $ 15    $  14
  Interest cost on projected benefit
  obligation                               37      38       36
  Actual return on plan assets            (65)    (24)    (129)
  Net amortization and deferral             4     (45)      65
                                         ----    ----    -----
    Net pension costs (credits)            (9)    (16)     (14)
VTP cost                                  205      --       --
Settlement gain                           (81)     --       --
                                         ----    ----    -----
    Net costs (credits)                  $115    $(16)   $ (14)
                                         ----    ----    -----
                                         ----    ----    -----

The following table presents a reconciliation of the funded status of the plan(s) at December 31, 1993 and 1992.

                                                 1993    1992
                                                 ----    ----
                                                 (millions of
                                                   dollars)
Actuarial present value of benefit obligations:
  Vested benefits                                $333    $310
  Nonvested benefits                               37      40
                                                 ----    ----
    Accumulated benefit obligation                370     350
  Effect of future compensation levels             53     121
                                                 ----    ----
    Total projected benefit obligation            423     471
Plan assets at fair market value                  386     754
                                                 ----    ----
    Funded status                                 (37)    283
Unrecognized net loss (gain) from variance
  between assumptions and experience               11    (140)
Unrecognized prior service cost                    10      12
Transition asset at January 1, 1987 being
  amortized over 19 years                         (43)    (99)
                                                 ----    ----
    Net prepaid pension cost (accrued pension
      liability) included in other deferred
      charges (credits) in the Balance Sheet     $(59)   $ 56
                                                 ----    ----
                                                 ----    ----

At December 31, 1993, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.25% and 8.75%, respectively. The long-term rate of annual compensation increase assumption was 4.25%. At December 31, 1992, the settlement rate and long-term rate of return on plan assets assumptions were 8.5% and the long-term rate of annual compensation increase assumption was 5%.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

 (Centerior Energy)                    F-18                   (Centerior Energy)

(B) OTHER POSTRETIREMENT BENEFITS

We sponsor a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. A policy limiting the employer's contribution for retiree medical coverage for employees retiring after March 31, 1993 was implemented in February 1993.

We adopted SFAS 106, the accounting standard for postretirement benefits other than pensions, effective January 1, 1993. The standard requires the accrual of the expected costs of such benefits during the employees' years of service. Previously, the costs of these benefits were expensed as paid, which is consistent with ratemaking practices. Such costs totaled $9 million in 1992 and $10 million in 1991, which included medical benefits of $8 million in 1992 and $9 million in 1991. The total amount accrued for SFAS 106 costs for 1993 was $111 million, of which $5 million was capitalized and $106 million was expensed as other operation and maintenance expenses. In 1993, we deferred incremental SFAS 106 expenses totaling $96 million pursuant to a provision of the Rate Stabilization Program. See Note 7.

The components of the total postretirement benefit costs for 1993 were as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Service cost for benefits earned                       $  3
Interest cost on accumulated postretirement
  benefit obligation                                     16
Amortization of transition obligation at January
  1, 1993 of $167 million over 20 years                   8
VTP curtailment cost (includes $16 million
  transition obligation adjustment)                      84
                                                      -----
  Total costs                                          $111
                                                      -----
                                                      -----

The accumulated postretirement benefit obligation and accrued postretirement benefit cost at December 31, 1993 are summarized as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                                $ (229)
  Fully eligible active plan participants                 (1)
  Other active plan participants                         (28)
                                                    ----------
    Accumulated postretirement benefit obligation       (258)
Unrecognized net loss from variance between
  assumptions and experience                              14
Unamortized transition obligation                        143
                                                    ----------
    Accrued postretirement benefit cost included
      in other noncurrent liabilities in the
      Balance Sheet                                   $ (101)
                                                    ----------
                                                    ----------

At December 31, 1993, the settlement rate and the long-term rate of annual compensation increase assumptions were 7.25% and 4.25%, respectively. The assumed annual health care cost trend rates (applicable to gross eligible charges) are 9.5% for medical and 8% for dental in 1994. Both rates reduce gradually to a fixed rate of 4.75% in 1996 and later years. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by 1% in each future year, the accumulated postretirement benefit obligation as of December 31, 1993 would increase by $11 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $1 million.

(C) POSTEMPLOYMENT BENEFITS

In 1993, we adopted SFAS 112, the new accounting standard which requires the accrual of postemployment benefit costs. Postemployment benefits are the benefits provided to former or inactive employees after employment but before retirement, such as worker's compensation, disability benefits and severance pay. The adoption of this accounting method did not materially affect our 1993 results of operations or financial position.

                                                                 (10) Guarantees

Cleveland Electric has guaranteed certain loan and lease obligations of two mining companies under two long-term coal purchase arrangements. Toledo Edison is also a party to one of these guarantee arrangements. This arrangement requires payments to the mining company for any actual expenses (as advance payments for coal) when the mines are idle for reasons beyond the control of the mining company. At December 31, 1993, the principal amount of the mining companies' loan and lease obligations guaranteed by the Operating Companies was $80 million.

                                                             (11) Capitalization

(A) CAPITAL STOCK TRANSACTIONS

Shares sold, retired and purchased for treasury during the three years ended December 31, 1993 are listed in the following tables.

                                       1993      1992      1991
                                       -----     -----     -----
                                         (thousands of shares)
Centerior Energy Common Stock:
  Dividend Reinvestment and Stock
    Purchase Plan                      3,542     2,570     1,422
  Employee Savings Plan                  544       322       348
  Employee Purchase Plan                  52        --        --
                                       -----     -----     -----
    Total Common Stock Sales           4,138     2,892     1,770
  Treasury Shares                         26      (172)      (11)
                                       -----     -----     -----
    Net Increase                       4,164     2,720     1,759
                                       -----     -----     -----
                                       -----     -----     -----

 (Centerior Energy)                    F-19                   (Centerior Energy)

                                       1993      1992      1991
                                       -----     -----     -----
                                         (thousands of shares)
Preferred Stock of Subsidiaries
  Subject to Mandatory Redemption:
    Cleveland Electric Sales
      $ 91.50 Series Q                    --        --        75
        88.00 Series R                    --        --        50
        90.00 Series S                    --        75        --
    Cleveland Electric Retirements
      $  7.35 Series C                   (10)      (10)      (10)
        88.00 Series E                    (3)       (3)       (3)
        75.00 Series F                    --        --        (2)
       145.00 Series I                    --        --       (14)
       113.50 Series K                    --        --       (10)
      Adjustable Series M               (100)     (100)     (100)
         9.125 Series N                 (150)       --        --
    Toledo Edison Retirements
      $100 par $11.00                     --       (25)      (10)
                9.375                    (17)      (17)      (17)
        25 par   2.81                   (800)       --        --
Preferred Stock of Subsidiaries Not
  Subject to Mandatory Redemption:
    Cleveland Electric Sales
      $ 42.40 Series T                   200        --        --
    Cleveland Electric Retirements
      Remarketed Series P                 --        (1)       --
                                       -----     -----     -----
      Net (Decrease)                    (880)      (81)      (41)
                                       -----     -----     -----
                                       -----     -----     -----

Shares of common stock required for our stock plans in 1993 were either acquired in the open market, issued as new shares or issued from treasury stock.

The Board of Directors has authorized the purchase in the open market of up to 1,500,000 shares of our common stock until June 30, 1994. As of December 31, 1993, 225,500 shares had been purchased at a total cost of $4 million. Such shares are being held as treasury stock.

(B) COMMON SHARES RESERVED FOR ISSUE
Common shares reserved for issue under the Employee Savings Plan and the Employee Purchase Plan were 1,962,174 and 469,457 shares, respectively, at December 31, 1993.

Stock options to purchase unissued shares of common stock under the 1978 Key Employee Stock Option Plan were granted at an exercise price of 100% of the fair market value at the date of the grant. No additional options may be granted. The exercise prices of option shares purchased during the three years ended December 31, 1993 ranged from $14.09 to $17.41 per share. Shares and price ranges of outstanding options held by employees were as follows:

                                   1993        1992        1991
                                 ---------   ---------   ---------
Options Outstanding at
  December 31:
    Shares                       37,627      93,312      129,798
    Option Prices                $14.09 to   $14.09 to   $14.09 to
                                 $20.73      $20.73      $20.73

(C) EQUITY DISTRIBUTION RESTRICTIONS

The Operating Companies make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which are held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At December 31, 1993, Cleveland Electric and Toledo Edison had $125 million and $42 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage.

(D) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $40 million in 1994, $51 million in 1995, $41 million in 1996, $31 million in 1997 and $16 million in 1998.


The annual mandatory redemption provisions are as follows:


                                   Shares                Price
                                   To Be     Beginning    Per
                                  Redeemed      in       Share
                                  --------   ---------   ------
Cleveland Electric Preferred:
  $ 7.35 Series C                  10,000       1984     $  100
   88.00 Series E                   3,000       1981      1,000
  Adjustable Series M             100,000       1991        100
    9.125 Series N                150,000       1993        100
   91.50 Series Q                  10,714       1995      1,000
   88.00 Series R                  50,000       2001*     1,000
   90.00 Series S                  18,750       1999      1,000
Toledo Edison Preferred:
  $100 par $9.375                  16,650       1985        100
    25 par  2.81                  400,000       1993         25

* All outstanding shares to be redeemed on December 1, 2001.

In June 1993, Cleveland Electric issued $100 million principal amount of Serial Preferred Stock, $42.40 Series T. The Series T stock was deposited with an agent which issued Depositary Receipts, each representing 1/20 of a share of the Series T stock.

The annualized preferred dividend requirement for the Operating Companies at December 31, 1993 was
$68 million.

The preferred dividend rates on Cleveland Electric's Series L and M and Toledo Edison's Series A and B fluctuate based on prevailing interest rates and market conditions. The dividend rates for these issues averaged 7%, 7%, 7.41% and 8.22%, respectively, in 1993. Cleveland Electric's Series P had a 6.5% dividend rate in 1993 until it was redeemed in August 1993.

 (Centerior Energy)                    F-20                   (Centerior Energy)

Preference stock authorized for the Operating Companies are 3,000,000 shares without par value for Cleveland Electric and 5,000,000 shares with a $25 par value for Toledo Edison. No preference shares are currently outstanding for either company.

With respect to dividend and liquidation rights, each Operating Company's preferred stock is prior to its preference stock and common stock, and each Operating Company's preference stock is prior to its common stock.

(E) LONG-TERM DEBT AND OTHER
    BORROWING ARRANGEMENTS

Long-term debt, less current maturities, for the Operating Companies was as follows:

                                     Actual
                                   or Average
                                    Interest
                                    Rate at       December 31,
                                  December 31,   ---------------
        Year of Maturity              1993        1993     1992
- --------------------------------  ------------   ------   ------
                                                  (millions of
                                                    dollars)
First mortgage bonds:
  1994                                4.375%     $   --   $   25
  1994                               13.75           --        4
  1995                               13.75            4        4
  1995                                7.00            1        1
  1996                               13.75            4        4
  1996                                7.00            1        1
  1997                               10.88            6        6
  1997                               13.75            4        4
  1997                                7.00            1        1
  1997                                6.125          31       31
  1998                               10.88            6        6
  1998                               13.75            4        4
  1998                                7.00            1        1
  1998                               10.00            1        1
  1999-2003                           7.89          568      468
  2004-2008                           8.14          260      264
  2009-2013                           7.68          436      436
  2014-2018                           8.07          513      513
  2019-2023                           7.89          733      583
                                                 ------   ------
                                                  2,574    2,357
Secured medium term notes due
  1995-2021                           8.77          963      860
Term bank loans due 1995-1996         7.41          154      121
Notes due 1995-1997                   9.63           43       60
Debentures due 2002                   8.70          135      135
Pollution control notes due
  1995-2015                          10.11          158      158
Other -- net                         --              (8)       3
                                                 ------   ------
    Total Long-Term Debt                         $4,019   $3,694
                                                 ------   ------
                                                 ------   ------

Long-term debt matures during the next five years as follows: $87 million in 1994, $317 million in 1995, $242 million in 1996, $94 million in 1997 and $117 million in 1998.

The Operating Companies issued $550 million aggregate principal amount of secured medium-term notes during the 1991-1993 period. The notes are secured by first mortgage bonds.

The mortgages of the Operating Companies constitute direct first liens on substantially all property owned and franchises held by them. Excluded from the liens, among other things, are cash, securities, accounts receivable, fuel, supplies and, in the case of Toledo Edison, automotive equipment.

Certain unsecured loan agreements of the Operating Companies contain covenants relating to capitalization ratios, fixed charge coverage ratios and limitations on secured financing other than through first mortgage bonds or certain other transactions. Two reimbursement agreements relating to separate letters of credit issued in connection with the sale and leaseback of Beaver Valley Unit 2 contain several financial covenants affecting Centerior Energy and the Operating Companies. Among these are covenants relating to fixed charge coverage ratios and capitalization ratios. The write-offs recorded at December 31, 1993 caused Centerior Energy and the Operating Companies to violate certain covenants contained in a Cleveland Electric loan agreement and the two reimbursement agreements. The affected creditors have waived those violations in exchange for our commitment to provide them with a second mortgage security interest on our property and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $219 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility.

                                                      (12) Short-Term Borrowing
                                                                   Arrangements

In May 1993, Centerior Energy arranged for a $205 million, three-year revolving credit facility. The facility may be renewed twice for one-year periods at the option of the participating banks. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Operating Companies. Centerior Energy plans to transfer any of its borrowed funds to the Operating Companies, while the Service Company may borrow up to $25 million for its own use. The banks' fee is 0.5% per annum payable quarterly in addition to interest on any borrowings. That fee is expected to increase to 0.625% when the facility agreement is amended as discussed below. There were no borrowings under the facility at December 31, 1993. The facility agreement contains covenants relating to capitalization and fixed charge coverage ratios. The write-offs recorded at December 31, 1993 caused the ratios to fall below those covenant requirements. The

 (Centerior Energy)                    F-21                   (Centerior Energy)
revolving credit facility is expected to be available for borrowings after the facility agreement is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

Short-term borrowing capacity authorized by the PUCO annually is $300 million for Cleveland Electric and $150 million for Toledo Edison. The Operating Companies are authorized by the PUCO to borrow from each other on a short-term basis.

At December 31, 1993, the Operating Companies had no commercial paper outstanding. The Operating Companies are unable to rely on the sale of commercial paper to provide short-term funds because of their below investment grade commercial paper credit ratings.
                                                     (13) Financial Instruments'
                                                                      Fair Value

The estimated fair values at December 31, 1993 and 1992 of financial instruments that do not approximate their carrying amounts are as follows:

                                           December 31,
                                ----------------------------------
                                      1993              1992
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                      (millions of dollars)
Nuclear Plant Decommissioning
  Trusts                         $   56   $   59   $   42   $   45
Preferred Stock, with Mandatory
  Redemption Provisions
  (including current portion)       354      349      405      408
Long-Term Debt (including
  current portion)                4,113    4,260    4,017    4,107

The fair value of the nuclear plant decommissioning trusts is estimated based on the quoted market prices for the investment securities. The fair value of the Operating Companies' preferred stock with mandatory redemption provisions and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1993 and 1992 because of their short-term nature.

                                          (14) Quarterly Results of Operations
                                                                   (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1993.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                    (millions of dollars,
                                  except per share amounts)
1993
  Operating Revenues         $ 598      $589      $ 709    $   578
  Operating Income (Loss)    $ 122      $126      $ 106    $   (42)
  Net Income (Loss)          $  35      $ 34      $  17    $(1,029)
  Average Common Shares
   (millions)                143.4     144.4      145.3      146.4
  Earnings (Loss) Per
    Common Share             $ .25      $.23      $ .12    $ (7.02)
  Dividends Paid Per
    Common Share             $ .40      $.40      $ .40    $   .40
1992
  Operating Revenues         $ 592      $581      $ 665    $   600
  Operating Income           $ 122      $115      $ 191    $   109
  Net Income                 $  23      $ 20      $ 122    $    47
  Average Common Shares
   (millions)                140.6     141.6      142.0      142.5
  Earnings Per Common
    Share                    $ .16      $.14      $ .86    $   .33
  Dividends Paid Per
    Common Share             $ .40      $.40      $ .40    $   .40

Earnings for the quarter ended September 30, 1993 were decreased by $81 million, or $.56 per share, as a result of the recording of $125 million of VTP pension-related benefits.

Earnings for the quarter ended December 31, 1993 were decreased as a result of year-end adjustments for the $583 million write-off of Perry Unit 2 (see Note 4(b)), the $877 million write-off of the phase-in deferrals (see Note 7) and $58 million of other charges. These adjustments decreased quarterly earnings by $1.06 billion, or $7.24 per share.

Earnings for the quarter ended September 30, 1992 were increased by $41 million, or $.29 per share, as a result of the recording of deferred operating expenses and carrying charges for the first nine months of 1992 totaling $61 million under the Rate Stabilization Program approved by the PUCO in October 1992. See
Note 7.

 (Centerior Energy)                    F-22                   (Centerior Energy)

                          FINANCIAL AND
                     STATISTICAL REVIEW
- ----------------------------------------------------------------------

                 Operating Revenues (millions of dollars)

                                                                                                                Steam        Total
                                                                          Total                    Total       Heating     Operating
     Year         Residential     Commercial     Industrial     Other     Retail    Wholesale     Electric      & Gas      Revenues
- -----------------------------------------------------------------------------------------------------------------------------------
1993                 $ 768            716            754         143      2 381         93          2 474         --        $ 2 474
1992                   732            706            766         143      2 347         91          2 438         --          2 438
1991                   777            723            783         188      2 471         89          2 560         --          2 560
1990                   719            669            779         190      2 357         70          2 427         --          2 427
1989                   686            617            747         204      2 254        107          2 361         --          2 361
1983                   546            440            600          83      1 669         29          1 698         25          1 723
- -----------------------------------------------------------------------------------------------------------------------------------

                 Operating Expenses (millions of dollars)

                                   Other                                        Deferred
                   Fuel &        Operation      Depreciation       Taxes,       Operating     Federal      Total
                  Purchased          &               &           Other Than     Expenses,     Income     Operating
     Year           Power       Maintenance     Amortization        FIT            Net        Taxes      Expenses
- ------------------------------------------------------------------------------------------------------------------
1993                $ 474          1 083(a)          258             312            23(b)        11       $ 2 161
1992                  473            784             256             318           (52)         122         1 901
1991                  500            801             243(c)          305            (6)         138         1 981
1990                  472            863             242             283           (34)          96         1 922
1989                  473            860             273             260           (59)         122         1 929
1983                  464            384             145             172            --          184         1 349
- ------------------------------------------------------------------------------------------------------------------

                 Income (Loss) (millions of dollars)

                                                                        Federal        Income
                                             Other        Deferred       Income        (Loss)
                                            Income &      Carrying       Tax--         Before
                  Operating     AFUDC--    Deductions,    Charges,       Credit       Interest       Debt
     Year          Income       Equity        Net           Net        (Expense)      Charges      Interest
- -----------------------------------------------------------------------------------------------------------
1993                $ 313           5         (589)(d)      (649)(b)       398          (522)         359
1992                  537           2            9           100            (7)          641          365
1991                  579           9            6           110           (30)          674          381
1990                  505           8           (1)          205           (13)          704          384
1989                  432          17           14           299           (73)          689          369
1983                  374         153            5            --            47           579          258
- -----------------------------------------------------------------------------------------------------------


                 Income (Loss) (millions of dollars)    Common Stock (dollars per share & %)

                                                                                               Return on
                             Preferred &                        Average                         Average
                             Preference          Net            Shares                          Common
                  AFUDC--       Stock          Income         Outstanding       Earnings         Stock        Dividends
     Year          Debt       Dividends        (Loss)         (millions)         (Loss)         Equity         Declared
- ------------------------------------------------------------------------------------------------------------------------
1993               $ (5)          67            $   (943)         144.9          $ (6.51)        (40.3)%        $ 1.60
1992                 (1)          65                 212          141.7             1.50           7.4            1.60
1991                 (5)          61                 237          139.1             1.71           8.4            1.60
1990                 (6)          62                 264          138.9             1.90           9.4            1.60
1989                (13)          66                 267          140.5             1.90           9.6            1.60
1983                (54)          69                 306           98.2(e)          3.11(e)       15.7            2.19(e)
- ------------------------------------------------------------------------------------------------------------------------

                   Book
     Year         Value
- ----------     -----------
1993              $12.14
1992               20.22
1991               20.37
1990               20.30
1989               19.99
1983               20.24(e)
- ----------------------------

NOTE: 1983 data is the result of combining and restating data for the Operating
      Companies.

(a) Includes early retirement program expenses and other charges of $272 million in 1993.
(b) Includes write-off of phase-in deferrals of $877 million in 1993, consisting of $172 million of deferred operating expenses and $705 million of deferred carrying charges.
(c) In 1991, the Operating Companies adopted a change in accounting for nuclear plant depreciation, changing from the units-of-production method to the straight-line method at a 2.5% rate.

 (Centerior Energy)                    F-23                   (Centerior Energy)


                                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

          Electric Sales (millions of KWH)                                                   Electric Customers (year end)
                                                                                                                          Industrial
  Year       Residential    Commercial    Industrial    Wholesale     Other       Total      Residential    Commercial     & Other
- -----------------------------------------------------------------------------------------    --------------------------------------
1993            6 974          7 306        11 687         3 027       1 022      30 016       924 227        96 491        12 219
1992            6 666          7 086        11 551         2 814       1 011      29 128       925 099        96 813        12 741
1991            6 981          7 176        11 559         2 690       1 048      29 454       921 995        96 449        12 843
1990            6 666          6 848        12 168         2 487         959      29 128       918 965        94 522        12 906
1989            6 806          6 830        12 520         3 235         996      30 387       914 020        93 833        12 763
1983            6 327          5 606        10 641           703         854      24 131       886 024        85 769        11 557

                           Residential Usage

                                        Average    Average
                           Average      Price      Revenue
                           KWH Per       Per       Per
  Year       Total        Customer       KWH       Customer
- -------    -----------    ---------------------------------
1993        1 032 937       7 546       11.01cent  $830.99
1992        1 034 653       7 227       10.98       793.68
1991        1 031 287       7 410       11.16       827.10
1990        1 026 393       7 079       10.82       765.93
1989        1 020 616       7 295       10.08       737.58
1983          983 350       6 967        8.64       603.22

- --------------------------------------------------------------------------------


               Load (MW & %)                                 Energy (millions of KWH)                                   Fuel
               Operable
               Capacity                                             Company Generated
               at Time      Peak      Capacity      Load      -----------------------------     Purchased                Fuel Cost
    Year       of Peak      Load       Margin      Factor     Fossil     Nuclear     Total        Power       Total       Per KWH
- --------------------------------------------------------   ---------------------------------------------------------     ----------
1993             5 998      5 397       10.0%       61.6%     21 105     10 435      31 540          273      31 813        1.39cent
1992             6 430      5 091       20.8        63.4      17 371     13 814      31 185         (122)     31 063        1.45
1991             6 453      5 361       16.9        62.9      18 041     13 454      31 495           40      31 535        1.48
1990             6 437      5 261       18.3        63.6      21 114      9 481      30 595          413      31 008        1.52
1989             6 430      5 389       16.2        63.3      20 174     12 122      32 296           21      32 317        1.47
1983             6 218      4 717       24.1        63.1      19 487      4 895      24 382        1 650      26 032        1.72


              Efficiency--
               BTU Per
    Year         KWH
- --------    ----------
1993            10 276
1992            10 395
1991            10 442
1990            10 354
1989            10 435
1983            10 419

- --------------------------------------------------------------------------------

               Investment (millions of dollars)

                                                        Construction
               Utility                                    Work In                       Total
               Plant       Accumulated                    Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net         & Perry        Fuel and     Plant and       Plant        Total
    Year       Service     Amortization      Plant         Unit 2         Other       Equipment     Additions     Assets
- ------------------------------------------------------------------------------------------------    -------       --------
1993           $9 571          2 677          6 894           181           385        $ 7 460        $ 218       $10 710
1992            9 449          2 488          6 961           781           424          8 166          200        12 071
1991            8 888          2 274          6 614           853           503          7 970          204        11 829
1990            8 636          2 039          6 597           921           568          8 086          251        11 681
1989            8 398          1 824          6 574           945           592          8 111          217        11 454
1983            4 180          1 047          3 133         2 710           392(f)       6 235          785         6 922

- --------------------------------------------------------------------------------

               Capitalization (millions of dollars & %)

                                       Preferred &
                                        Preference         Preferred
                                       Stock, with       Stock, without
                                        Mandatory          Mandatory
                   Common Stock         Redemption         Redemption
    Year              Equity            Provisions         Provisions        Long-Term Debt      Total
- -------------------------------------------------------------------------------------------------------
1993             $1 785        27%     313         5%     451         7%     4 019        61%    $6 568
1992              2 889        39      364         5      354         5      3 694        51      7 301
1991              2 855        38      332         4      427         6      3 841        52      7 455
1990              2 810        39      237         3      427         6      3 729        52      7 203
1989              2 795        40      281         4      427         6      3 534        50      7 037
1983              2 065        39      412         8      344         6      2 504        47      5 325

- --------------------------------------------------------------------------------

(d) Includes write-off of Perry Unit 2 of $583 million in 1993.

(e) Average shares outstanding and related per share computations reflect the Cleveland Electric 1.11-for-one exchange ratio and the Toledo Edison one-for-one exchange ratio for Centerior Energy shares at the date of affiliation, April 29, 1986.

(f) Restated for effects of capitalization of nuclear fuel lease and financing arrangements pursuant to Statement of Financial Accounting Standards 71.

 (Centerior Energy)                    F-24                   (Centerior Energy)

                                                           REPORT OF INDEPENDENT
                                                              PUBLIC ACCOUNTANTS
- ----------------------------------------------------------------------

To the Share Owners of
The Cleveland Electric                                                    [Logo]
Illuminating Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of preferred stock of The Cleveland Electric Illuminating Company (a wholly owned subsidiary of Centerior Energy Corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cleveland Electric Illuminating Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed further in Notes 1 and 9, changes were made in the methods of accounting for nuclear plant depreciation in 1991 and for postretirement benefits other than pensions in 1993.

        Our audits were made for the purposef of forming an opinion on the basic financial statements taken as a whole. The schedules of The Cleveland Electric Illuminating Company and subsidiaries listed in the Index to Schedules are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

Cleveland, Ohio
February 14, 1994
(except with respect to the matter discussed in Note 15, as to which the date is March 25, 1994)

 (Cleveland Electric)                  F-25                 (Cleveland Electric)

                                                                    MANAGEMENT'S
                                                              FINANCIAL ANALYSIS
- ----------------------------------------------------------------------
                                                           Results of Operations

1993 VS. 1992

Factors contributing to the 0.5% increase in 1993 operating revenues for The Cleveland Electric Illuminating Company (Company) are as follows:

                                                   Millions
   Increase (Decrease) in Operating Revenues      of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                               $  27
  Fuel Cost Recovery Revenues                          (13)
  Base Rates and Miscellaneous                         (10)
  Wholesale Sales                                        4
                                                     -----
      Total                                          $   8
                                                     -----
                                                     -----

The net revenue increase resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $36 million of the higher 1993 revenues. Hot summer weather in 1993 boosted residential, commercial and wholesale kilowatt-hour sales. In contrast, the 1992 summer was the coolest in 56 years in Northeastern Ohio. Residential and commercial sales also increased as a result of colder late-winter temperatures in 1993 which increased electric heating-related demand. As a result, total sales increased 2.9% in 1993. Residential and commercial sales increased 4.4% and 3.1%, respectively. Industrial sales decreased 1%. Lower sales to large steel industry customers were partially offset by increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Other sales increased 11.9% because of increased sales to wholesale customers. The net decrease in 1993 fuel cost recovery revenues resulted from changes in the fuel cost factors. The weighted average of these factors decreased approximately 5%. Base rates and miscellaneous revenues decreased in 1993 primarily from lower revenues under contracts having reduced rates with certain large customers and a declining rate structure tied to usage. The contracts have been negotiated to meet competition and encourage economic growth.

Operating expenses increased 12.4% in 1993. The increase in total operation and maintenance expenses resulted from the $130 million of net benefit expenses related to an early retirement program, called the Voluntary Transition Program
(VTP), other charges totaling $35 million and an increase in other operation and maintenance expenses. The VTP benefit expenses consisted of $102 million of costs for the Company plus $28 million for the Company's pro rata share of the costs for its affiliate, Centerior Service Company (Service Company). Other charges recorded at year-end 1993 related to a performance improvement plan for Perry Nuclear Power Plant Unit 1 (Perry Unit 1), postemployment benefits and other expense accruals. The increase in other operation and maintenance expenses resulted from higher environmental expenses, power restoration and repair expenses following a July 1993 storm, and an increase in other postretirement benefit expenses. See Note 9 for information on retirement and postemployment benefits. Deferred operating expenses decreased because of the write-off of the phase-in deferred operating expenses in 1993 as discussed in Note 7. Federal income taxes decreased as a result of lower pretax operating income.

As discussed in Note 4(b), $351 million of our Perry Nuclear Power Plant Unit 2 (Perry Unit 2) investment was written off in 1993. Credits for carrying charges recorded in nonoperating income decreased because of the write-off of the phase-in deferred carrying charges in 1993 as discussed in Note 7. The federal income tax credit for nonoperating income in 1993 resulted from the write-offs.

1992 VS. 1991

Factors contributing to the 4.5% decrease in 1992 operating revenues are as follows:

                                                   Millions
         Decrease in Operating Revenues           of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                                $50
  Base Rates and Miscellaneous                         23
  Fuel Cost Recovery Revenues                          10
                                                      ---
                                                      $83
                                                      ---
                                                      ---

The revenue decreases resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $55 million of the lower 1992 revenues. Winter and spring in 1992 were milder than in 1991. In addition, the cooler summer in 1992 contrasted with the summer of 1991 which was much hotter than normal. As a result, total kilowatt-hour sales decreased 3.5% in 1992. Residential and commercial sales decreased 4.4% and 0.5%, respectively, as moderate temperatures in 1992 reduced electric heating and cooling demands. Industrial sales declined 0.4% as an 8.1% decrease in sales to the broad-based, smaller industrial customer group completely offset an 8.8% increase in sales to the larger industrial customer group. Sales to steel producers and auto manufacturers within the large industrial customer group rose 10.9% and 7%, respectively. Other sales decreased 16.1% because of decreased sales to wholesale customers and public authorities. The decrease in 1992 fuel cost recovery revenues resulted primarily because of the good performance of our generating units, which in turn decreased our fuel cost factors. The weighted averages of these factors decreased approximately 3%.

Operating expenses decreased 3.6% in 1992. Lower fuel and purchased power expense resulted from lower generation requirements stemming from less electric sales and less amortization of previously deferred fuel costs than the amount amortized in 1991. Federal income taxes decreased because of the amortization of certain tax benefits under the Rate Stabilization Program discussed

 (Cleveland Electric)                  F-26                 (Cleveland Electric)
in Note 7 and the effects of adopting the new accounting standard for income taxes (SFAS 109) in 1992. These decreases were partially offset by higher depreciation and amortization, caused primarily by the adoption of SFAS 109, and by higher taxes, other than federal income taxes, caused by increased Ohio property and gross receipts taxes. Deferred operating expenses increased as a result of the deferrals under the Rate Stabilization Program.

The federal income tax provision for nonoperating income decreased because of lower carrying charge credits and a greater tax allocation of interest charges to nonoperating activities. Credits for carrying charges recorded in nonoperating income decreased primarily because of lower phase-in-carrying charge credits. Interest charges decreased as a result of debt refinancings at lower interest rates and lower short-term borrowing requirements.

                                                                         Outlook

RECENT ACTIONS

In January 1994, Centerior Energy Corporation (Centerior Energy), along with the Company and The Toledo Edison Company (Toledo Edison), announced a comprehensive strategic action plan to strengthen their financial and competitive positions. The Company and Toledo Edison are the two wholly owned electric utility subsidiaries of Centerior Energy. The plan established specific objectives and was designed to guide Centerior Energy and its subsidiaries through the year 2001. Several actions were taken at that time. Centerior Energy reduced its quarterly common stock dividend from $.40 per share to $.20 per share effective with the dividend payable February 15, 1994. This action was taken because projected financial results did not support continuation of the dividend at its former rate. The Company and Toledo Edison also wrote off their investments in Perry Unit 2 and certain deferred charges related to a January 1989 rate agreement (phase-in deferrals). The aggregate after-tax effect of these write-offs for the Company was $691 million which resulted in a net loss in 1993 and a retained earnings deficit. The write-offs are discussed in Notes 4(b) and
7. The Company also recognized other one-time charges totaling $25 million after taxes related to a performance improvement plan for Perry Unit 1, postemployment benefits and other expense accruals.

Also contributing to the net loss in 1993 was a charge of $51 million after taxes representing a portion of the VTP costs. The Company will realize approximately $30 million of savings in annual payroll and benefit costs beginning in 1994 as a result of the VTP.

STRATEGIC PLAN

The objectives of the strategic plan are to maximize share owner return on Centerior Energy common stock from corporate assets and resources, achieve profitable revenue growth, become an industry leader in customer satisfaction, build a winning team and attain increasingly competitive power supply costs. To achieve these objectives, the Company will continue controlling its operation and maintenance expenses and capital expenditures, reduce its outstanding debt, increase revenues by finding new uses for existing assets and resources, implement a broad range of new marketing programs, increase revenues by restructuring rates for various customers where appropriate, improve the operating performance of its plants and take other appropriate actions.

COMMON STOCK DIVIDENDS

Centerior Energy's common stock dividend has been funded in recent years primarily by common stock dividends paid by the Company. We expect this practice to continue for the foreseeable future. Centerior Energy's lower common stock dividend reduces its cash outflow by about $120 million annually which, in turn, reduces the common stock dividend demands placed on the Company. The Company intends to use the increased retained cash to repay debt more quickly than would otherwise be the case. This will help improve the Company's capitalization structure and interest coverage ratios.

COMPETITION

Our electric rates are among the highest in our region because we are recovering the substantial investment in our nuclear construction program. Accordingly, some of our customers continue to seek less costly alternatives, including switching to or working to create a municipal electric system. There are two municipal systems in our service area. In addition, we face threats of other municipalities in our service area establishing new systems and the expansion of an existing system. We have entered into agreements with some of the communities which considered establishing systems. Accordingly, they will not proceed with such development at this time in return for rate concessions and/or economic development funds. Others have determined that developing a system was not feasible. Cleveland Public Power continues to expand its operations into areas we have served exclusively. We have been successful in retaining most of the large industrial and commercial customers in those areas by providing economic incentive packages in exchange for sole-supplier contracts. We also have similar contracts with customers in other areas. Most of these contracts have remaining terms of one to five years. We will continue to address municipal system threats through aggressive marketing programs and emphasizing to our customers the value of our service and the risks of a municipal system.

The Energy Policy Act of 1992 (Energy Act) will provide additional competition in the electric utility industry by requiring utilities to wheel to municipal systems in their service areas electricity from other utilities. This provision of the Energy Act should not significantly increase the competitive threat to us since the operating licenses

 (Cleveland Electric)                  F-27                 (Cleveland Electric)
for our nuclear units have required us to wheel to municipal systems in our service area since 1977. The Energy Act also created a class of exempt wholesale generators which may increase competition in the wholesale power market. A further risk is the possibility that the government could mandate that utilities deliver power from another utility or generation source to their retail customers. As mentioned above, we have contracts with many of our large industrial and commercial customers. We will attempt to renew those contracts as they expire which will help us compete if retail wheeling is permitted in the future.

RATE MATTERS

Our Rate Stabilization Program remains in effect. Under this program, we agreed to freeze base rates until 1996 and limit rate increases through 1998. In exchange, we are permitted to defer through 1995 and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. The amortization and recovery of the deferrals will begin with future rate recognition and will continue over the average life of the related assets, or approximately 30 years. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

The analysis leading to the year-end 1993 financial actions and strategic plan also included an evaluation of our regulatory accounting measures. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

NUCLEAR OPERATIONS

The Company's three nuclear units may be impacted by activities or events beyond our control. Operating nuclear generating units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission (NRC) to limit or prohibit the operation or licensing of any nuclear unit. If one of our nuclear units is taken out of service for an extended period of time for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base or disallowing certain construction or maintenance costs. An extended outage of one of our nuclear units coupled with unfavorable rate treatment could have a material adverse effect on our financial condition and results of operations.

We externally fund the estimated costs for the future decommissioning of our nuclear units. In 1993, we increased our decommissioning expense accruals for revisions in our cost estimates. We expect the increases associated with the new estimates will be recoverable in future rates. See Note 1(f).

HAZARDOUS WASTE DISPOSAL SITES

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended (Superfund) established programs addressing the cleanup of hazardous waste disposal sites, emergency preparedness and other issues. The Company has been named as a "potentially responsible party" (PRP) for three sites listed on the Superfund National Priorities List (Superfund List) and is aware of its potential involvement in the cleanup of several other sites not on such list. The allegations that the Company disposed of hazardous waste at these sites and the amounts involved are often unsubstantiated and subject to dispute. Superfund provides that all PRPs to a particular site can be held liable on a joint and several basis. Consequently, if the Company were held liable for 100% of the cleanup costs of all of the sites referred to above, the cost could be as high as $250 million. However, we believe that the actual cleanup costs will be substantially lower than $250 million, that the Company's share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Company has accrued a liability totaling $13 million at December 31, 1993 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

1993 TAX ACT

The Revenue Reconciliation Act of 1993 (1993 Tax Act), which was enacted in August 1993, provided for a 35% income tax rate in 1993. The 1993 Tax Act did not materially impact the results of operations for 1993, but did affect certain Balance Sheet accounts as discussed in Note 8. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

INFLATION

Although the rate of inflation has eased in recent years, we are still affected by even modest inflation which causes increases in the unit cost of labor, materials and services.

 (Cleveland Electric)                  F-28                 (Cleveland Electric)

                                                 Capital Resources and Liquidity

1991-1993 CASH REQUIREMENTS

We need cash for normal corporate operations, the mandatory retirement of securities and an ongoing program of constructing new facilities and modifying existing facilities. The construction program is needed to meet anticipated demand for electric service, comply with governmental regulations and protect the environment. Over the three-year period of 1991-1993, these construction and mandatory retirement needs totaled approximately $970 million. In addition, we exercised various options to redeem and purchase approximately $430 million of our securities.

We raised $1.2 billion through security issues and term bank loans during the 1991-1993 period as shown in the Cash Flows statement. During the three-year period, the Company also utilized its short-term borrowing arrangements to help meet its cash needs.

Although the write-offs of Perry Unit 2 and the phase-in deferrals in 1993 negatively affected our earnings, they did not adversely affect our current cash flow.

1994 AND BEYOND CASH REQUIREMENTS

Estimated cash requirements for 1994-1998 for the Company are $791 million for its construction program and $715 million for the mandatory redemption of debt and preferred stock. The Company expects to finance internally all of its 1994 cash requirements of approximately $239 million. About 20% of the Company's 1995-1998 requirements are expected to be financed externally. If economical, additional securities may be redeemed under optional redemption provisions.

Our capital requirements are dependent upon our implementation strategy to achieve compliance with the Clean Air Act Amendments of 1990 (Clean Air Act). Cash expenditures for our plan are estimated to be approximately $87 million over the 1994-1998 period. See Note 4(a).

LIQUIDITY

Additional first mortgage bonds may be issued by the Company under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, the Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At December 31, 1993, the Company would have been permitted to issue approximately $78 million of additional first mortgage bonds. After the fourth quarter of 1994, the Company's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

As discussed in Note 11(d), certain unsecured debt agreements contain covenants relating to capitalization, fixed charge coverage ratios and secured financings. The write-offs recorded at December 31, 1993 caused the Company, Toledo Edison and Centerior Energy to violate certain of those covenants. The affected creditors have waived those violations in exchange for commitments to provide them with a second mortgage security interest on property of the Company and Toledo Edison and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $47 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Company and Toledo Edison. For the next five years, the Company does not expect to raise funds through the sale of debt junior to first mortgage bonds. However, if necessary or desirable, we believe that the Company could raise funds through the sale of unsecured debt or debt secured by the second mortgage referred to above. The Company also is able to raise funds through the sale of preference and preferred stock.

The Company currently cannot sell commercial paper because of its low commercial paper ratings by Standard & Poor's Corporation (S&P) and Moody's Investors Service, Inc. (Moody's) of "B" and "Not Prime", respectively. The Company is a party to a $205 million revolving credit facility which will run through mid-1996. However, we currently cannot draw on this facility because the write-offs taken at year-end 1993 caused the Company, Toledo Edison and Centerior Energy to fail to meet certain capitalization and fixed charge coverage covenants. We expect to have this facility available to us again after it is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

These financing resources are expected to be sufficient for the Company's needs over the next several years. The availability and cost of capital to meet the Company's external financing needs, however, also depend upon such factors as financial market conditions and its credit ratings. Current credit ratings for the Company are as follows:

                                        S&P            Moody's
                                    -----------     -------------
First mortgage bonds                     BB              Ba2
Unsecured notes                           B+             Ba3
Preferred stock                           B               b1

These ratings reflect a downgrade in December 1993. In addition, S&P has issued a negative outlook for the Company.

 (Cleveland Electric)                  F-29                 (Cleveland Electric)

                       INCOME STATEMENT
                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                                                       For the years ended December
                                                                                   31,
                                                                       ----------------------------
                                                                        1993       1992       1991
                                                                       ------     ------     ------
                                                                          (millions of dollars)
OPERATING REVENUES                                                     $1,751     $1,743     $1,826
                                                                       ------     ------     ------
OPERATING EXPENSES
  Fuel and purchased power (1)                                            423        434        455
  Other operation and maintenance                                         489        465        470
  Early retirement program expenses and other                             165         --         --
                                                                       ------     ------     ------
     Total operation and maintenance                                    1,077        899        925
  Depreciation and amortization                                           182        179        171
  Taxes, other than federal income taxes                                  221        226        216
  Deferred operating expenses, net                                         27        (35)        (7)
  Federal income taxes                                                     22         89        106
                                                                       ------     ------     ------
                                                                        1,529      1,358      1,411
                                                                       ------     ------     ------
OPERATING INCOME                                                          222        385        415
                                                                       ------     ------     ------
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                       4          1          8
  Other income and deductions, net                                         (5)         8          6
  Write-off of Perry Unit 2                                              (351)        --         --
  Deferred carrying charges, net                                         (487)        59         88
  Federal income taxes -- credit (expense)                                270         (5)       (24)
                                                                       ------     ------     ------
                                                                         (569)        63         78
                                                                       ------     ------     ------
INCOME (LOSS) BEFORE INTEREST CHARGES                                    (347)       448        493
                                                                       ------     ------     ------
INTEREST CHARGES
  Debt interest                                                           244        243        251
  Allowance for borrowed funds used during construction                    (4)        --         (4)
                                                                       ------     ------     ------
                                                                          240        243        247
                                                                       ------     ------     ------
NET INCOME (LOSS)                                                        (587)       205        246
PREFERRED DIVIDEND REQUIREMENTS                                            45         41         36
                                                                       ------     ------     ------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                             $ (632)    $  164     $  210
                                                                       ------     ------     ------
                                                                       ------     ------     ------

- ---------------

(1) Includes purchased power expense of $120 million, $130 million and $128 million in 1993, 1992 and 1991, respectively, for all purchases from Toledo Edison.


                      RETAINED EARNINGS
- ----------------------------------------------------------------------

                                                                       For the years ended December
                                                                                   31,
                                                                       ----------------------------
                                                                        1993       1992       1991
                                                                       ------     ------     ------
                                                                          (millions of dollars)
RETAINED EARNINGS AT BEGINNING OF YEAR                                 $  545     $  578     $  564
                                                                       ------     ------     ------
ADDITIONS
  Net income (loss)                                                      (587)       205        246
DEDUCTIONS
  Dividends declared:
     Common stock                                                        (189)      (195)      (194)
     Preferred stock                                                      (48)       (41)       (36)
  Other, primarily preferred stock redemption expenses                     (1)        (2)        (2)
                                                                       ------     ------     ------
     Net Increase (Decrease)                                             (825)       (33)        14
                                                                       ------     ------     ------
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $ (280)    $  545     $  578
                                                                       ------     ------     ------
                                                                       ------     ------     ------

The accompanying notes are an integral part of these statements.

 (Cleveland Electric)                  F-30                 (Cleveland Electric)

                             CASH FLOWS
                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                                                                                 For the years ended
                                                                                    December 31,
                                                                              -------------------------
                                                                              1993      1992      1991
                                                                              -----     -----     -----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income (Loss)                                                           $(587)    $ 205     $ 246
                                                                              -----     -----     -----
  Adjustments to Reconcile Net Income (Loss) to Cash from Operating
     Activities:
     Depreciation and amortization                                              182       179       171
     Deferred federal income taxes                                             (292)       66        51
     Investment tax credits, net                                                 --        (8)       13
     Deferred and unbilled revenues                                              (6)       (7)      (25)
     Deferred fuel                                                                4         6        13
     Deferred carrying charges, net                                             487       (59)      (88)
     Leased nuclear fuel amortization                                            47        70        69
     Deferred operating expenses, net                                            27       (35)       (7)
     Allowance for equity funds used during construction                         (4)       (1)       (8)
     Noncash early retirement program expenses, net                             125        --        --
     Write-off of Perry Unit 2                                                  351        --        --
     Changes in amounts due from customers and others, net                        5         6        12
     Changes in inventories                                                      17        (2)      (15)
     Changes in accounts payable                                                 18         7       (24)
     Changes in working capital affecting operations                             29        (4)       37
     Other noncash items                                                          5       (11)      (13)
                                                                              -----     -----     -----
       Total Adjustments                                                        995       207       186
                                                                              -----     -----     -----
          Net Cash from Operating Activities                                    408       412       432
                                                                              -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  Bank loans, commercial paper and other short-term debt                        (10)       10       (87)
  Notes payable to affiliates                                                   (11)      (13)        7
  Debt issues:
     First mortgage bonds                                                       280       324        --
     Secured medium-term notes                                                   35        90       150
     Term bank loan                                                              40        --        --
  Preferred stock issues                                                        100        74       125
  Maturities, redemptions and sinking funds                                    (345)     (481)     (133)
  Nuclear fuel lease obligations                                                (59)      (65)      (64)
  Dividends paid                                                               (232)     (235)     (230)
  Premiums, discounts and expenses                                              (11)       (7)       (5)
                                                                              -----     -----     -----
          Net Cash from Financing Activities                                   (213)     (303)     (237)
                                                                              -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                 (167)     (152)     (138)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (4)       --        (4)
  Loans to affiliates                                                            --        --        11
  Other cash received (applied)                                                  19       (20)        2
                                                                              -----     -----     -----
          Net Cash from Investing Activities                                   (152)     (172)     (129)
                                                                              -----     -----     -----
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                43       (63)       66
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                         34        97        31
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                            $  77     $  34     $  97
                                                                              -----     -----     -----
                                                                              -----     -----     -----

- ---------------

(1) Interest paid (net of amounts capitalized) was $204 million, $205 million and $221 million in 1993, 1992 and 1991, respectively. Income taxes paid were $28 million in both 1993 and 1992 and $50 million in 1991.

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.



The accompanying notes are an integral part of this statement.

 (Cleveland Electric)                  F-31                 (Cleveland Electric)

                          BALANCE SHEET
- ----------------------------------------------------------------------

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1993      1992
                                                                                       ------    ------
                                                                                         (millions of
                                                                                           dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                             $6,734    $6,602
     Less: accumulated depreciation and amortization                                    1,889     1,728
                                                                                       ------    ------
                                                                                        4,845     4,874
  Construction work in progress                                                           141       130
  Perry Unit 2                                                                             --       371
                                                                                       ------    ------
                                                                                        4,986     5,375
  Nuclear fuel, net of amortization                                                       202       224
  Other property, less accumulated depreciation                                            41        37
                                                                                       ------    ------
                                                                                        5,229     5,636
                                                                                       ------    ------
CURRENT ASSETS
  Cash and temporary cash investments                                                      77        34
  Amounts due from customers and others, net                                              156       161
  Amounts due from affiliates                                                               5        10
  Unbilled revenues                                                                        99        93
  Materials and supplies, at average cost                                                  93        90
  Fossil fuel inventory, at average cost                                                   20        40
  Taxes applicable to succeeding years                                                    179       176
  Other                                                                                     3         3
                                                                                       ------    ------
                                                                                          632       607
                                                                                       ------    ------
DEFERRED CHARGES AND OTHER ASSETS
  Amounts due from customers for future federal income taxes                              586       583
  Unamortized loss on reacquired debt                                                      60        64
  Carrying charges and operating expenses                                                 519     1,033
  Nuclear plant decommissioning trusts                                                     30        23
  Other                                                                                   103       177
                                                                                       ------    ------
                                                                                        1,298     1,880
                                                                                       ------    ------
       Total Assets                                                                    $7,159    $8,123
                                                                                       ------    ------
                                                                                       ------    ------

The accompanying notes are an integral part of this statement.

 (Cleveland Electric)                  F-32                 (Cleveland Electric)

                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                                                                                        December 31,
                                                                                      -----------------
                                                                                       1993       1992
                                                                                      ------     ------
                                                                                        (millions of
                                                                                          dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common shares, without par value: 105 million authorized;
     79.6 million outstanding in 1993 and 1992                                        $1,241     $1,241
  Other paid-in-capital                                                                   79         79
  Retained earnings (deficit)                                                           (280)       545
                                                                                      ------     ------
     Common stock equity                                                               1,040      1,865
  Preferred stock
     With mandatory redemption provisions                                                285        314
     Without mandatory redemption provisions                                             241        144
  Long-term debt                                                                       2,793      2,515
                                                                                      ------     ------
                                                                                       4,359      4,838
                                                                                      ------     ------
OTHER NONCURRENT LIABILITIES
  Nuclear fuel lease obligations                                                         151        177
  Other                                                                                   96         57
                                                                                      ------     ------
                                                                                         247        234
                                                                                      ------     ------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                   70        310
  Current portion of nuclear fuel lease obligations                                       63         67
  Notes payable to banks and others                                                       --         10
  Accounts payable                                                                       122        104
  Accounts and notes payable to affiliates                                                61         50
  Accrued taxes                                                                          305        291
  Accrued interest                                                                        60         55
  Other                                                                                   52         37
                                                                                      ------     ------
                                                                                         733        924
                                                                                      ------     ------
DEFERRED CREDITS
  Unamortized investment tax credits                                                     235        250
  Accumulated deferred federal income taxes                                            1,105      1,392
  Unamortized gain from Bruce Mansfield Plant sale                                       343        359
  Accumulated deferred rents for Bruce Mansfield Plant                                    77         70
  Other                                                                                   60         56
                                                                                      ------     ------
                                                                                       1,820      2,127
                                                                                      ------     ------
       Total Capitalization and Liabilities                                           $7,159     $8,123
                                                                                      ------     ------
                                                                                      ------     ------

 (Cleveland Electric)                  F-33                 (Cleveland Electric)

                           STATEMENT OF
                        PREFERRED STOCK
   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
- ----------------------------------------------------------------------

                                                                          Current       December 31,
                                                         1993 Shares     Call Price     -------------
                                                         Outstanding     Per Share      1993     1992
                                                         -----------     ----------     ----     ----
                                                                                        (millions of
                                                                                          dollars)
Without par value, 4,000,000 preferred shares authorized
  Subject to mandatory redemption:
                     $ 7.35  Series C                       150,000      $  101.00      $ 15     $ 16
                      88.00  Series E                        21,000       1,022.96        21       24
                 Adjustable  Series M                       200,000         100.00        20       30
                      9.125  Series N                       600,000         103.04        59       74
                      91.50  Series Q                        75,000          --           75       75
                      88.00  Series R                        50,000          --           50       50
                      90.00  Series S                        75,000          --           74       74
                                                                                        ----     ----
                                                                                         314      343
  Less: Current maturities                                                                29       29
                                                                                        ----     ----
TOTAL PREFERRED STOCK, WITH MANDATORY REDEMPTION PROVISIONS                             $285     $314
                                                                                        ----     ----
                                                                                        ----     ----
  Not subject to mandatory redemption:
                     $ 7.40  Series A                       500,000         101.00      $ 50     $ 50
                       7.56  Series B                       450,000         102.26        45       45
                 Adjustable  Series L                       500,000         103.00        49       49
                 Remarketed  Series P                            --          --           --        9
                      42.40  Series T                       200,000          --           97       --
                                                                                        ----     ----
                                                                                         241      153
  Less: Current maturities                                                                --        9
                                                                                        ----     ----
TOTAL PREFERRED STOCK, WITHOUT MANDATORY REDEMPTION PROVISIONS                          $241     $144
                                                                                        ----     ----
                                                                                        ----     ----

The accompanying notes are an integral part of this statement.

 (Cleveland Electric)                  F-34                 (Cleveland Electric)

                                                                    NOTES TO THE
                                                            FINANCIAL STATEMENTS
- ----------------------------------------------------------------------
                                                      (1) Summary of Significant
                                                             Accounting Policies

(A) GENERAL

The Company is an electric utility and a wholly owned subsidiary of Centerior Energy. Centerior Energy has two other wholly owned subsidiaries, Toledo Edison and the Service Company. The Company follows the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by The Public Utilities Commission of Ohio (PUCO). As a rate-regulated utility, the Company is subject to Statement of Financial Accounting Standards (SFAS) 71 which governs accounting for the effects of certain types of rate regulation. The financial statements include the accounts of the Company's wholly owned subsidiaries, which in the aggregate are not material.

The Company is a member of the Central Area Power Coordination Group (CAPCO). Other members are Toledo Edison, Duquesne Light Company, Ohio Edison Company and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their use.

(B) RELATED PARTY TRANSACTIONS

Operating revenues, operating expenses and interest charges include those amounts for transactions with affiliated companies in the ordinary course of business operations.

The Company's transactions with Toledo Edison are primarily for firm power, interchange power, transmission line rentals and jointly owned power plant operations and construction. See Notes 2 and 3.

The Service Company provides management, financial, administrative, engineering, legal and other services at cost to the Company and other affiliated companies. The Service Company billed the Company $180 million, $150 million and $138 million in 1993, 1992 and 1991, respectively, for such services.

(C) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding.

(D) FUEL EXPENSE

The cost of fossil fuel is charged to fuel expense based on inventory usage. The cost of nuclear fuel, including an interest component, is charged to fuel expense based on the rate of consumption. Estimated future nuclear fuel disposal costs are being recovered through the base rates.

The Company defers the differences between actual fuel costs and estimated fuel costs currently being recovered from customers through the fuel factor. This matches fuel expenses with fuel-related revenues.

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years. The Company has accrued a liability for its share of the total assessments. These costs have been recorded in a deferred charge account since the PUCO is allowing the Company to recover the assessments through its fuel cost factors.

(E) DEFERRED CARRYING CHARGES
    AND OPERATING EXPENSES

The PUCO authorized the Company to defer operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) from their respective in-service dates in 1987 through December 1988. The annual amortization and recovery of these deferrals, called pre-phase-in deferrals, are $10 million which began in January 1989 and will continue over the lives of the related property.

Beginning in January 1989, the Company deferred certain operating expenses and both interest and equity carrying charges pursuant to a PUCO-approved rate phase-in plan for its investments in Perry Unit 1 and Beaver Valley Unit 2. These deferrals, called phase-in deferrals, were written off at December 31, 1993. See Note 7.

The Company also defers certain costs not currently recovered in rates under a Rate Stabilization Program approved by the PUCO in October 1992. See Notes 7 and 14.

(F) DEPRECIATION AND AMORTIZATION

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. The annual straight-line depreciation provision for nonnuclear property expressed as a percent of average depre-

 (Cleveland Electric)                  F-35                 (Cleveland Electric)
ciable utility plant in service was 3.4% in 1993, 1992 and 1991. Effective January 1, 1991, the Company, after obtaining PUCO approval, changed its method of accounting for nuclear plant depreciation from the units-of-production method to the straight-line method at about a 3% rate. This change decreased 1991 depreciation expense $22 million and increased 1991 net income $17 million (net of $5 million of income taxes) from what they otherwise would have been. The PUCO subsequently approved in 1991 a change to lower the 3% rate to 2.5% retroactive to January 1, 1991.

Pursuant to a PUCO order, the Company currently uses external funding for the future decommissioning of its nuclear units at the end of their licensed operating lives. The estimated costs are based on the NRC's DECON method of decommissioning (prompt decontamination). Cash contributions are made to the trust funds on a straight-line basis over the remaining licensing period for each unit. The current level of annual expense being recovered from customers based on prior estimates is approximately $4 million. However, actual decommissioning costs are expected to significantly exceed those estimates. Current site-specific estimates for the Company's share of the future decommissioning costs are $51 million in 1992 dollars for Beaver Valley Unit 2 and $136 million and $154 million in 1993 dollars for Perry Unit 1 and the Davis-Besse Nuclear Power Station (Davis-Besse), respectively. The estimates for Perry Unit 1 and Davis-Besse are preliminary and are expected to be finalized by the end of the second quarter of 1994. The Company used these estimates to increase its decommissioning expense accruals in 1993. It is expected that the increases associated with the revised cost estimates will be recoverable in future rates. In the Balance Sheet at December 31, 1993, Accumulated Depreciation and Amortization included $41 million of decommissioning costs previously expensed and the earnings on the external funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding.

(G) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at original cost less amounts ordered by the PUCO to be written off. Construction costs include related payroll taxes, pensions, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rate was 9.63% in 1993, 10.56% in 1992 and 10.47% in 1991.

Maintenance and repairs are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

(H) DEFERRED GAIN FROM
    SALE OF UTILITY PLANT
The sale and leaseback transaction discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant). The net gain was deferred and is being amortized over the term of leases. The amortization and the lease expense amounts are recorded as other operation and maintenance expenses.

(I) INTEREST CHARGES
Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

(J) FEDERAL INCOME TAXES
The Financial Accounting Standards Board (FASB) issued SFAS 109, a new standard for accounting for income taxes, in February 1992. We adopted the new standard in 1992. The standard amended certain provisions of SFAS 96 which we had previously adopted. Adoption of SFAS 109 in 1992 did not materially affect our results of operations, but did affect certain Balance Sheet accounts. See Note 8.

The financial statements reflect the liability method of accounting for income taxes. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, we must record a liability for our tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a deferred charge and will be recovered over the lives of the related assets.

 (Cleveland Electric)                  F-36                 (Cleveland Electric)

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense. See Note 7 for a discussion of the amortization of certain unrestricted excess deferred taxes and unrestricted investment tax credits under the Rate Stabilization Program.

                                                      (2) Utility Plant Sale and
                                                          Leaseback Transactions

The Company and Toledo Edison are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively, all for terms of about 29 1/2 years. These leases are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Company and Toledo Edison are responsible for paying all taxes, insurance premiums, operation and maintenance expenses and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Company and Toledo Edison have options to buy the interests back at the end of the leases for the fair market value at that time or to renew the leases. Additional lease provisions provide other purchase options along with conditions for mandatory termination of the leases (and possible repurchase of the leasehold interests) for events of default. These events include noncompliance with several financial covenants discussed in Note 11(d).

As co-lessee with Toledo Edison, the Company is also obligated for Toledo Edison's lease payments. If Toledo Edison is unable to make its payments under the Beaver Valley Unit 2 and Mansfield Plant leases, the Company would be obligated to make such payments. No payments have been made on behalf of Toledo Edison to date.

Future minimum lease payments under the operating leases at December 31, 1993 are summarized as follows:

                                        For          For
                                        the        Toledo
                Year                  Company      Edison
- ------------------------------------  -------   -------------
                                       (millions of dollars)
1994                                  $   63       $   103
1995                                      63           102
1996                                      63           125
1997                                      63           102
1998                                      63           102
Later Years                            1,391         2,021
                                      -------       ------
      Total Future Minimum Lease
        Payments                      $1,706       $ 2,555
                                      -------       ------
                                      -------       ------

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1993, 1992 and 1991 as annual rental expense for the Mansfield Plant leases was $70 million. Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

The Company is buying 150 megawatts of Toledo Edison's Beaver Valley Unit 2 leased capacity entitlement. We anticipate that this purchase will continue indefinitely. Purchased power expense for this transaction was $103 million, $108 million and $107 million in 1993, 1992 and 1991, respectively. The future minimum lease payments through the year 2017 associated with Beaver Valley Unit 2 aggregate $1.47 billion.

                           (3) Property Owned with Other Utilities and Investors

The Company owns, as a tenant in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Company's share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1993 includes the following facilities owned by the Operating Company as a tenant in common with other utilities and Lessors:

                                     In-                                                Plant      Construction
                                   Service     Ownership     Ownership      Power        in          Work in        Accumulated
        Generating Unit             Date         Share       Megawatts      Source     Service       Progress       Depreciation
- -------------------------------    -------     ---------     ---------     --------    -------     ------------     -----------
                                                                                                (millions of dollars)
Seneca Pumped Storage                1970        80.00%         351        Hydro       $   67          $ --            $  22
Eastlake Unit 5                      1972        68.80          411        Coal           156             2               --
Davis-Besse                          1977        51.38          454        Nuclear        700             5              179
Perry Unit 1                         1987        31.11          371        Nuclear      1,781             8              287
Beaver Valley Unit 2 and
  Common Facilities (Note 2)         1987        24.47          201        Nuclear      1,277             2              219
                                                                                       -------          ---            -----
      Total                                                                            $3,981          $ 17            $ 707
                                                                                       -------          ---            -----
                                                                                       -------          ---            -----

Depreciation for Eastlake Unit 5 has been accumulated with all other nonnuclear depreciable property rather than by specific units of depreciable property.

 (Cleveland Electric)                  F-37                 (Cleveland Electric)

                                                            (4) Construction and
                                                                   Contingencies

(A) CONSTRUCTION PROGRAM

The estimated cost of the Company's construction program for the 1994-1998 period is $829 million, including AFUDC of $38 million and excluding nuclear fuel.

The Clean Air Act will require, among other things, significant reductions in the emission of sulfur dioxide in two phases over a ten-year period and nitrogen oxides by fossil-fueled generating units.

Our compliance strategy provides for compliance with both phases through at least 2005 primarily through greater use of low-sulfur coal at some of our units and the banking of emission allowances. The plan will require capital expenditures over the 1994-2003 period of approximately $165 million for nitrogen oxide control equipment, emission monitoring equipment and plant modifications. In addition, higher fuel and other operation and maintenance expenses will be incurred. The anticipated rate increase associated with the capital expenditures and higher expenses would be about 1-2% in the late 1990s. The Company may need to install sulfur emission control technology at one of its generating plants after 2005 which could require additional expenditures at that time. The PUCO has approved this plan. We also are seeking United States Environmental Protection Agency (U.S. EPA) approval of the first phase of our plan.

We are continuing to monitor developments in new technologies that may be incorporated into our compliance strategy. If a different plan is required by the U.S. EPA, significantly higher capital expenditures could be required during the 1994-2003 period. We believe Ohio law permits the recovery of compliance costs from customers in rates.

(B) PERRY UNIT 2

Perry Unit 2, including its share of the facilities common with Perry Unit 1, was approximately 50% complete when construction was suspended in 1985 pending consideration of various options. These options included resumption of full construction with a revised estimated cost, conversion to a nonnuclear design, sale of all or part of our ownership share, or cancellation.

We wrote off our investment in Perry Unit 2 at December 31, 1993 after we determined that it would not be completed or sold. The write-off totaled $351 million ($258 million after taxes) for the Company's 44.85% ownership share of the unit. See Note 14.

(C) HAZARDOUS WASTE DISPOSAL SITES

The Company is aware of its potential involvement in the cleanup of three sites listed on the Superfund List and several other waste sites not on such list. The Company has accrued a liability totaling $13 million at December 31, 1993 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations. See Management's Financial Analysis -- Outlook-Hazardous Waste Disposal Sites.

                                        (5) Nuclear Operations and
                                                     Contingencies
(A) OPERATING NUCLEAR UNITS

The Company's three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition and results of operations. See discussion of these risks in Management's Financial
Analysis -- Outlook-Nuclear Operations.

(B) NUCLEAR INSURANCE

The Price-Anderson Act limits the liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), the Company's maximum potential assessment under that plan would be $85 million (plus any inflation adjustment) per incident. The assessment is limited to $11 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies contribute their proportionate share of any assessment.

The CAPCO companies have insurance coverage for damage to property at the Davis-Besse, Perry and Beaver Valley sites (including leased fuel and clean-up costs). Coverage amounted to $2.75 billion for each site as of January 1, 1994. Damage to property could exceed the insurance coverage by a substantial amount. If it does, the Company's share of such excess amount could have a material adverse effect on its financial condition and results of operations. Under these policies, the Company can be assessed a maximum of $14 million during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

The Company also has extra expense insurance coverage. It includes the incremental cost of any replacement power purchased (over the costs which would have been

 (Cleveland Electric)                  F-38                 (Cleveland Electric)
incurred had the units been operating) and other incidental expenses after the occurrence of certain types of accidents at our nuclear units. The amounts of the coverage are 100% of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67% of such estimate per week for the next 104 weeks. The amount and duration of extra expense could substantially exceed the insurance coverage.

                                                                (6) Nuclear Fuel

Nuclear fuel is financed for the Company and Toledo Edison through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $382 million ($232 million from intermediate-term notes and $150 million from bank credit arrangements). Financing in an amount up to $750 million is permitted. The intermediate-term notes mature in the period 1994-1997, with $75 million maturing in September 1994. At December 31, 1993, $216 million of nuclear fuel was financed for the Company. The Company and Toledo Edison severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments for the Company of $57 million, $48 million and $26 million, respectively, at December 31, 1993. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $9 million in both 1993 and 1992 and $12 million in 1991. The estimated future lease amortization payments based on projected consumption are $63 million in 1994, $56 million in 1995, $50 million in 1996, $44 million in 1997 and $39 million in 1998.

                                                          (7) Regulatory Matters

Phase-in deferrals were recorded beginning in 1989 pursuant to the phase-in plan approved by the PUCO in a January 1989 rate order for the Company. The phase-in plan was designed so that the projected revenues resulting from the authorized rate increases and anticipated sales growth provided for the phase-in of certain nuclear costs over a ten-year period. The plan required the deferral of a portion of the operating expenses and both interest and equity carrying charges on the Company's deferred rate-based investments in Perry Unit 1 and Beaver Valley Unit 2 during the early years of the plan. The amortization and recovery of such deferrals were scheduled to be completed by 1998.

As we developed our strategic plan, we evaluated the future recovery of our deferred charges and continued application of the regulatory accounting measures we follow pursuant to PUCO orders. We concluded that projected revenues would not provide for the recovery of the phase-in deferrals as scheduled because of economic and competitive pressures. Accordingly, we wrote off the cumulative balance of the phase-in deferrals. The total phase-in deferred operating expenses and carrying charges written off at December 31, 1993 by the Company were $117 million and $519 million, respectively (totaling $433 million after taxes). See Note 14. While recovery of our other regulatory deferrals remains probable, our current assessment of business conditions has prompted us to change our future plans. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

In October 1992, the PUCO approved a Rate Stabilization Program that was designed to encourage economic growth in the Company's service area by freezing the Company's base rates until 1996 and limiting subsequent rate increases to specified annual amounts not to exceed $216 million over the 1996-1998 period.

As part of the Rate Stabilization Program, the Company is allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate amortization of certain benefits. Such regulatory accounting measures provide for rate stabilization by rescheduling the timing of rate recovery of certain costs and the amortization of certain benefits during the 1992-1995 period. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

The regulatory accounting measures we are eligible to record through December 31, 1995 include the deferral of post-in-service interest carrying charges, depreciation expense and property taxes on assets placed in service after February 29, 1988. The cost deferrals recorded in 1993 and 1992 pursuant to these provisions were $56 million and $52 million, respectively. Amortization and recovery of these deferrals will occur over the average life of the related assets, approximately 30 years, and will commence with future rate recognition. The regulatory accounting measures also provide for the accelerated amortization of certain unrestricted excess deferred tax and unrestricted investment tax credit balances and interim spent fuel storage accrual balances for Davis-Besse. The total amount of such regulatory benefits recognized in 1993 and 1992 pursuant to these provisions was $28 million and $7 million, respectively.

The Rate Stabilization Program also authorized the Company to defer and subsequently recover the incremental

 (Cleveland Electric)                  F-39                 (Cleveland Electric)
expenses associated with the adoption of the accounting standard for postretirement benefits other than pensions (SFAS 106). In 1993, we deferred $60 million pursuant to this provision. Amortization and recovery of this deferral will commence prior to 1998 and is expected to be completed by no later than 2012. See Note 9(b).

                                                          (8) Federal Income Tax

Federal income tax, computed by multiplying income before taxes by the statutory rate (35% in 1993 and 34% in both 1992 and 1991), is reconciled to the amount of federal income tax recorded on the books as follows:

                                           1993      1992     1991
                                           -----     ----     ----
                                            (millions of dollars)
Book Income (Loss) Before Federal Income
  Tax                                      $(835)    $299     $376
                                           -----     ----     ----
                                           -----     ----     ----
Tax (Credit) on Book Income (Loss) at
  Statutory Rate                           $(292)    $102     $128
Increase (Decrease) in Tax:
    Write-off of Perry Unit 2                 30       --       --
    Write-off of phase-in deferrals           20       --       --
    Depreciation                               6       (3)      (2)
    Rate Stabilization Program               (20)      (5)      --
    Other items                                8       --        4
                                           -----     ----     ----
Total Federal Income Tax Expense (Credit)  $(248)    $ 94     $130
                                           -----     ----     ----
                                           -----     ----     ----

Federal income tax expense is recorded in the Income Statement as follows:

                                          1993      1992     1991
                                          -----     ----     ----
                                           (millions of dollars)
Operating Expenses:
  Current Tax Provision                   $  64     $ 47     $ 75
  Changes in Accumulated Deferred
    Federal Income Tax:
    Write-off of deferred operating
      expenses                              (26)      --       --
    Accelerated depreciation and
      amortization                           60       32        9
    Alternative minimum tax credit          (19)     (18)      (3)
    Retirement and postemployment
     benefits                               (24)      --       --
    Sale and leaseback transactions and
      amortization                            4        4       (9)
    Taxes, other than federal income
      taxes                                 (18)      14       --
    Rate Stabilization Program               (8)       2       --
    Reacquired debt costs                    (2)       6       16
    Deferred fuel costs                      (2)      (2)      (5)
    Other items                              (7)       4       12
  Investment Tax Credits                     --       --       11
                                          -----     ----     ----
      Total Charged to Operating
        Expenses                             22       89      106
                                          -----     ----     ----
Nonoperating Income:
  Current Tax Provision                     (20)     (19)      (8)
  Changes in Accumulated Deferred
    Federal Income Tax:
    Write-off of deferred carrying
      charges                              (177)      --       --
    Write-off of Perry Unit 2               (93)      --       --
    Disallowed nuclear costs                  6        7       --
    Rate Stabilization Program                7        6       --
    AFUDC and carrying charges                7       14       32
    Other items                              --       (3)      --
                                          -----     ----     ----
      Total Expense (Credit) to
        Nonoperating Income                (270)       5       24
                                          -----     ----     ----
Total Federal Income Tax Expense
  (Credit)                                $(248)    $ 94     $130
                                          -----     ----     ----
                                          -----     ----     ----

The Company joins in the filing of a consolidated federal income tax return with its affiliated companies. The method of tax allocation reflects the benefits and burdens realized by each company's participation in the consolidated tax return, approximating a separate return result for each company.

In August 1993, the 1993 Tax Act was enacted. Retroactive to January 1, 1993, the top marginal corporate income tax rate increased to 35%. The change in tax rate increased Accumulated Deferred Federal Income Taxes for the future tax obligation by approximately $61 million. Since the PUCO has historically permitted recovery of such taxes from customers when they become payable, the deferred charge, Amounts Due from Customers for Future Federal Income Taxes, also was increased by $61 million. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $426 million and deferred tax liabilities of $1.531 billion at December 31, 1993 and deferred tax assets of $415 million and deferred tax liabilities of $1.807 billion at December 31, 1992. These are summarized as follows:

                                                December 31,
                                               ---------------
                                                1993     1992
                                               ------   ------
                                                (millions of
                                                  dollars)
Property, plant and equipment                  $1,311   $1,468
Deferred carrying charges and operating           127      249
  expenses
Sale and leaseback transactions                  (126)    (123)
Net operating loss carryforwards                  (69)     (79)
Investment tax credits                           (128)    (132)
Other                                             (10)       9
                                               ------   ------
    Net deferred tax liability                 $1,105   $1,392
                                               ------   ------
                                               ------   ------

For tax purposes, net operating loss (NOL) carryforwards of approximately $197 million are available to reduce future taxable income and will expire in 2003 through 2005. The 35% tax effect of the NOLs is $69 million.

The Tax Reform Act of 1986 provides for an alternative minimum tax (AMT) credit to be used to reduce the regular tax to the AMT level should the regular tax exceed the AMT. AMT credits of $94 million are available to offset future regular tax. The credits may be carried forward indefinitely.

                                                              (9) Retirement and
                                                         Postemployment Benefits
(A) RETIREMENT INCOME PLAN

Prior to December 31, 1993, the Company and Service Company jointly sponsored a noncontributing pension plan which covered all employee groups. The plan was merged with another plan which covered the employees of Toledo Edison into a single plan on December 31, 1993. The amount of retirement benefits generally depends

 (Cleveland Electric)                  F-40                 (Cleveland Electric)
upon the length of service. Under certain circumstances, benefits can begin as early as age 55. The funding policy is to comply with the Employee Retirement Income Security Act of 1974 guidelines.

In 1993, the Company and Service Company offered the VTP, an early retirement program. Operating expenses for both companies for 1993 included $146 million of pension plan accruals to cover enhanced VTP benefits and an additional $7 million of pension costs for VTP benefits paid to retirees from corporate funds. The $7 million is not included in the pension data reported below. A credit of $66 million resulting from a settlement of pension obligations through lump sum payments to almost all the VTP retirees partially offset the VTP expenses.

Net pension and VTP costs (credits) for 1991 through 1993 were comprised of the following components:

                                          1993    1992    1991
                                          ----    ----    ----
                                              (millions of
                                                dollars)
Pension Costs (Credits):
  Service cost for benefits earned
    during the
    period                                $ 10    $ 10    $  9
  Interest cost on projected benefit
    obligation                              26      27      25
  Actual return on plan assets             (50)    (19)    (99)
  Net amortization and deferral              2     (35)     50
                                          ----    ----    ----
    Net pension costs (credits)            (12)    (17)    (15)
VTP cost                                   146      --      --
Settlement gain                            (66)     --      --
                                          ----    ----    ----
    Net costs (credits)                   $ 68    $(17)   $(15)
                                          ----    ----    ----
                                          ----    ----    ----

The following table presents a reconciliation of the funded status of the former plan of the Company and Service Company at December 31, 1992 with comparable information for a portion of the merged plan at December 31, 1993. The December 31, 1993 benefit obligation estimates were derived from information for the former plans. Plan assets of the merged plan were allocated based on a pro rata share of the projected benefit obligation.

                                                 1993    1992
                                                 ----    ----
                                                 (millions of
                                                   dollars)
Actuarial present value of benefit obligations:
  Vested benefits                                $231    $215
  Nonvested benefits                               26      28
                                                 ----    ----
    Accumulated benefit obligation                257     243
  Effect of future compensation levels             37      86
                                                 ----    ----
    Total projected benefit obligation            294     329
Plan assets at fair market value                  268     585
                                                 ----    ----
    Funded status                                 (26)    256
Unrecognized net loss (gain) from variance
  between assumptions and experience               61    (107)
Unrecognized prior service cost                     6       7
Transition asset at January 1, 1987 being
  amortized over 19 years                         (35)    (82)
                                                 ----    ----
    Net prepaid pension cost                     $  6    $ 74
                                                 ----    ----
                                                 ----    ----

At December 31, 1993, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.25% and 8.75%, respectively. The long-term rate of annual compensation increase assumption was 4.25%. At December 31, 1992, the settlement rate and long-term rate of return on plan assets assumptions were 8.5% and the long-term rate of annual compensation increase assumption was 5%.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

(B) OTHER POSTRETIREMENT BENEFITS

Centerior Energy sponsors jointly with its subsidiaries a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. A policy limiting the employer's contribution for retiree medical coverage for employees retiring after March 31, 1993 was implemented in February 1993.

The Company adopted SFAS 106, the accounting standard for postretirement benefits other than pensions, effective January 1, 1993. The standard requires the accrual of the expected costs of such benefits during the employees' years of service. Previously, the costs of these benefits were expensed as paid, which is consistent with ratemaking practices. Such costs for the Company totaled $5 million in 1992 and $6 million in 1991, which included medical benefits of $4 million in 1992 and $5 million in 1991. The total amount accrued by the Company for SFAS 106 costs for 1993 was $69 million, of which $4 million was capitalized and $65 million was expensed as other operation and maintenance expenses. In 1993, the Company deferred incremental SFAS 106 expenses totaling $60 million pursuant to a provision of the Rate Stabilization Program. See Note 7.

The components of the total postretirement benefit costs for 1993 were as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Service cost for benefits earned                       $  2
Interest cost on accumulated postretirement
  benefit obligation                                     10
Amortization of transition obligation at January
  1, 1993 of $104 million over 20 years                   5
VTP curtailment cost (includes $10 million
  transition obligation adjustment)                      52
                                                        ---
  Total costs                                          $ 69
                                                        ---
                                                        ---

These amounts included costs for the Company and a pro rata share of the Service Company's costs.

The accumulated postretirement benefit obligation and accrued postretirement benefit cost at December 31, 1993

 (Cleveland Electric)                  F-41                 (Cleveland Electric)
for the Company and its share of the Service Company's obligation are summarized as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                                $ (141)
  Fully eligible active plan participants                 (1)
  Other active plan participants                         (19)
                                                    ----------
    Accumulated postretirement benefit obligation       (161)
Unrecognized net loss from variance between
  assumptions and experience                               9
Unamortized transition obligation                         89
                                                    ----------
    Accrued postretirement benefit cost               $  (63)
                                                    ----------
                                                    ----------

The Balance Sheet classification of Other Noncurrent Liabilities at December 31, 1993 includes only the Company's accrued postretirement benefit cost of $52 million and excludes the Service Company's portion since the Service Company's total accrued cost is carried on its books.

At December 31, 1993, the settlement rate and the long-term rate of annual compensation increase assumptions were 7.25% and 4.25%, respectively. The assumed annual health care cost trend rates (applicable to gross eligible charges) are 9.5% for medical and 8% for dental in 1994. Both rates reduce gradually to a fixed rate of 4.75% in 1996 and later years. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by 1% in each future year, the accumulated postretirement benefit obligation as of December 31, 1993 would increase by $7 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $0.5 million.

(C) POSTEMPLOYMENT BENEFITS

In 1993, the Company adopted SFAS 112, the new accounting standard which requires the accrual of postemployment benefit costs. Postemployment benefits are the benefits provided to former or inactive employees after employment but before retirement, such as worker's compensation, disability benefits and severance pay. The adoption of this accounting method did not materially affect the Company's 1993 results of operations or financial position.

                                                                 (10) Guarantees

The Company has guaranteed certain loan and lease obligations of two mining companies under two long-term coal purchase arrangements. One of these arrangements requires payments to the mining company for any actual expenses (as advance payments for coal) when the mines are idle for reasons beyond the control of the mining company. At December 31, 1993, the principal amount of the mining companies' loan and lease obligations guaranteed by the Company was $60 million.

                                                             (11) Capitalization

(A) CAPITAL STOCK TRANSACTIONS

Preferred stock shares sold and retired during the three years ended December 31, 1993 are listed in the following table.

                                       1993      1992      1991
                                       -----     -----     -----
                                         (thousands of shares)
Subject to Mandatory Redemption:
  Sales
    $ 91.50 Series Q                      --        --        75
      88.00 Series R                      --        --        50
      90.00 Series S                      --        75        --
  Retirements
    $  7.35 Series C                     (10)      (10)      (10)
      88.00 Series E                      (3)       (3)       (3)
      75.00 Series F                      --        --        (2)
     145.00 Series I                      --        --       (14)
     113.50 Series K                      --        --       (10)
    Adjustable Series M                 (100)     (100)     (100)
       9.125 Series N                   (150)       --        --
Not Subject to Mandatory Redemption:
  Sales
    $ 42.40 Series T                     200        --        --
  Retirements
    Remarketed Series P                   --        (1)       --
                                       -----     -----     -----
    Net (Decrease)                       (63)      (39)      (14)
                                       -----     -----     -----
                                       -----     -----     -----

(B) EQUITY DISTRIBUTION RESTRICTIONS

Federal law prohibits the Company from paying dividends out of capital accounts. However, the Company may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At December 31, 1993, the Company had $125 million of appropriated retained earnings for the payment of preferred and common stock dividends.

(C) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $29 million in 1994, $40 million in 1995, $30 million in both 1996 and 1997 and $15 million in 1998.

The annual preferred stock mandatory redemption provisions are as follows:

                                   Shares                Price
                                   To Be     Beginning    Per
                                  Redeemed      in       Share
                                  --------   ---------   ------
$ 7.35 Series C                    10,000       1984     $  100
 88.00 Series E                     3,000       1981      1,000
Adjustable Series M               100,000       1991        100
  9.125 Series N                  150,000       1993        100
 91.50 Series Q                    10,714       1995      1,000
 88.00 Series R                    50,000       2001*     1,000
 90.00 Series S                    18,750       1999      1,000

* All outstanding shares to be redeemed on December 1, 2001.

In June 1993, the Company issued $100 million principal amount of Serial Preferred Stock, $42.40 Series T. The Series T stock was deposited with an agent which issued

 (Cleveland Electric)                  F-42                 (Cleveland Electric)

Depositary Receipts, each representing 1/20 of a share of the Series T stock.

The annualized preferred dividend requirement at December 31, 1993 was $47 million.

The preferred dividend rates on the Company's Series L and M fluctuate based on prevailing interest rates and market conditions. The dividend rates for both issues averaged 7% in 1993. The Company's Series P had a 6.5% dividend rate in 1993 until it was redeemed in August 1993.

Preference stock authorized for the Company is 3,000,000 shares without par value. No preference shares are currently outstanding.

With respect to dividend and liquidation rights, the Company's preferred stock is prior to its preference stock and common stock, and its preference stock is prior to its common stock.

(D) LONG-TERM DEBT AND OTHER
    BORROWING ARRANGEMENTS

Long-term debt, less current maturities, was as follows:

                                     Actual
                                   or Average
                                    Interest
                                    Rate at       December 31,
                                  December 31,   ---------------
        Year of Maturity              1993        1993     1992
- --------------------------------  ------------   ------   ------
                                                  (millions of
                                                    dollars)
First mortgage bonds:
  1994                                4.375%     $   --   $   25
  1994                               13.75           --        4
  1995                               13.75            4        4
  1995                                7.00            1        1
  1996                               13.75            4        4
  1996                                7.00            1        1
  1997                               10.88            6        6
  1997                               13.75            4        4
  1997                                7.00            1        1
  1998                               10.88            6        6
  1998                               13.75            4        4
  1998                                7.00            1        1
  1999-2003                           8.06          406      306
  2004-2008                           8.48          115      119
  2009-2013                           8.08          405      405
  2014-2018                           8.07          513      513
  2019-2023                           8.23          518      368
                                                 ------   ------
                                                  1,989    1,772
Secured medium term notes due
  1995-2021                           8.88          713      678
Term bank loans due 1995-1996         4.07           45        8
Pollution control notes due
  1995-2012                           6.31           53       53
Other -- net                         --              (7)       4
                                                 ------   ------
    Total Long-Term Debt                         $2,793   $2,515
                                                 ------   ------
                                                 ------   ------

Long-term debt matures during the next five years as follows: $42 million in 1994, $246 million in 1995, $151 million in 1996, $55 million in 1997 and $78 million in 1998.

The Company issued $275 million aggregate principal amount of secured medium-term notes during the 1991-1993 period. The notes are secured by first mortgage bonds.

The Company's mortgage constitutes a direct first lien on substantially all property owned and franchises held by the Company. Excluded from the lien, among other things, are cash, securities, accounts receivable, fuel and supplies.

An unsecured loan agreement of the Company contains covenants relating to capitalization ratios, fixed charge coverage ratios and limitations on secured financing other than through first mortgage bonds or certain other transactions. Two reimbursement agreements relating to separate letters of credit issued in connection with the sale and leaseback of Beaver Valley Unit 2 contain several financial covenants affecting the Company, Toledo Edison and Centerior Energy. Among these are covenants relating to fixed charge coverage ratios and capitalization ratios. The write-offs recorded at December 31, 1993 caused the Company, Toledo Edison and Centerior Energy to violate certain covenants contained in the loan agreement and the two reimbursement agreements. The affected creditors have waived those violations in exchange for commitments to provide them with a second mortgage security interest on property of the Company and Toledo Edison and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $47 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Company and Toledo Edison.

                                                      (12) Short-Term Borrowing
                                                                   Arrangements

In May 1993, Centerior Energy arranged for a $205 million, three-year revolving credit facility. The facility may be renewed twice for one-year periods at the option of the participating banks. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Company and Toledo Edison. Centerior Energy plans to transfer any of its borrowed funds to the Company and Toledo Edison, while the Service Company may borrow up to $25 million for its own use. The banks' fee is 0.5% per annum payable quarterly in addition to interest on any borrowings. That fee is expected to increase to 0.625% when the facility agreement is amended as discussed

 (Cleveland Electric)                  F-43                 (Cleveland Electric)
below. There were no borrowings under the facility at December 31, 1993. The facility agreement contains covenants relating to capitalization and fixed charge coverage ratios for the Company, Toledo Edison and Centerior Energy. The write-offs recorded at December 31, 1993 caused the ratios to fall below those covenant requirements. The revolving credit facility is expected to be available for borrowings after the facility agreement is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

Short-term borrowing capacity authorized by the PUCO annually is $300 million for the Company. The Company and Toledo Edison are authorized by the PUCO to borrow from each other on a short-term basis.

At December 31, 1993, the Company had no commercial paper outstanding. The Company is unable to rely on the sale of commercial paper to provide short-term funds because of its below investment grade commercial paper credit ratings.

                                                     (13) Financial Instruments'
                                                                      Fair Value

The estimated fair values at December 31, 1993 and 1992 of financial instruments that do not approximate their carrying amounts are as follows:

                                           December 31,
                                ----------------------------------
                                      1993              1992
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                      (millions of dollars)
Nuclear Plant Decommissioning
  Trusts                         $   30   $   32   $   23   $   24
Preferred Stock, with Mandatory
  Redemption Provisions
  (including current portion)       314      307      343      342
Long-Term Debt (including
  current portion)                2,841    2,946    2,793    2,886

The fair value of the nuclear plant decommissioning trusts is estimated based on the quoted market prices for the investment securities. The fair value of the Company's preferred stock with mandatory redemption provisions and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1993 and 1992 because of their short-term nature.

                                (14) Quarterly Results of Operations
                                                           (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1993.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                    (millions of dollars)
1993
  Operating Revenues         $ 421      $417      $ 507     $  406
  Operating Income (Loss)       82        85         89        (32)
  Net Income (Loss)             33        30         39       (689)
  Earnings (Loss)
    Available for Common
    Stock                       23        19         27       (701)
1992
  Operating Revenues         $ 422      $415      $ 479     $  427
  Operating Income              83        85        139         77
  Net Income                    27        33        102         43
  Earnings Available for
    Common Stock                17        23         92         32

Earnings for the quarter ended September 30, 1993 were decreased by $46 million as a result of the recording of $71 million of VTP pension-related benefits.

Earnings for the quarter ended December 31, 1993 were decreased as a result of year-end adjustments for the $351 million write-off of Perry Unit 2 (see Note 4(b)), the $636 million write-off of the phase-in deferrals (see Note 7) and $38 million of other charges. These adjustments decreased quarterly earnings by $716 million.

Earnings for the quarter ended September 30, 1992 were increased by $26 million as a result of the recording of deferred operating expenses and carrying charges for the first nine months of 1992 totaling $39 million under the Rate Stabilization Program approved by the PUCO in October 1992. See Note 7.

                                              (15) Pending Merger of the Company
                                                              with Toledo Edison

On March 25, 1994, Centerior Energy announced that its operating utility subsidiaries, the Company and Toledo Edison, plan to merge into a single operating entity. Since the Company and Toledo Edison affiliated in 1986, efforts have been made to consolidate operations and administration as much as possible to achieve maximum cost savings. The merger of the two companies into a single entity is the completion of this consolidation process. Various aspects of the merger are subject to the approval of the FERC, the PUCO and other regulatory authorities. The merger must be approved by share owners of Toledo Edison's preferred stock. Share owners of the Company's preferred stock must approve the authorization of additional shares of preferred stock. Share owners of Toledo Edison's preferred stock will exchange their shares for preferred stock shares of the successor corporation having substantially the same terms, while the

 (Cleveland Electric)                  F-44                 (Cleveland Electric)

Company's preferred stock will automatically become shares of the successor corporation. Debt holders of the merging companies will become debt holders of the successor corporation. The merging companies plan to seek preferred stock share owner approval in the summer of 1994. The merger is expected to be effective in late 1994.

For the merging companies, the combined pro forma operating revenues were $2.475 billion, $2.439 billion and $2.561 billion and the combined pro forma net income (loss) was $(876) million, $276 million and $296 million for the years ended December 31, 1993, 1992 and 1991, respectively. The pro forma data is based on accounting for the merger on a method similar to a pooling of interests. The pro forma data is not necessarily indicative of the results of operations which would have been reported had the merger been in effect during those years or which may be reported in the future. The pro forma data should be read in conjunction with the audited financial statements of both the Company and Toledo Edison.

 (Cleveland Electric)                  F-45                 (Cleveland Electric)

                                                         FINANCIAL AND
                                                    STATISTICAL REVIEW
- ----------------------------------------------------------------------

                              Operating Revenues (millions of dollars)

                                                                                                                             Total
                                                                          Total                    Total        Steam      Operating
     Year         Residential     Commercial     Industrial     Other     Retail    Wholesale     Electric     Heating     Revenues
- ------------------------------------------------------------------------------------------------------------------------------------
1993                 $ 539            536            510          98      1 683         68          1 751         --        $ 1 751
1992                   517            531            530         101      1 679         64          1 743         --          1 743
1991                   547            540            547         117      1 751         75          1 826         --          1 826
1990                   495            494            544         123      1 656         35          1 691         --          1 691
1989                   470            453            520         117      1 560         74          1 634         --          1 634
1983                   385            335            430          43      1 193          9          1 202         16          1 218

- ------------------------------------------------------------------------------------------------------------------------------------

                 Operating Expenses (millions of dollars)

                                   Other                                        Deferred
                   Fuel &        Operation      Depreciation       Taxes,       Operating     Federal      Total
                  Purchased          &               &           Other Than     Expenses,     Income     Operating
     Year           Power       Maintenance     Amortization        FIT            Net        Taxes      Expenses
- ------------------------------------------------------------------------------------------------------------------------------------
1993                $ 423           654(a)           182             221            27(b)        22       $ 1 529
1992                  434           465              179             226           (35)          89         1 358
1991                  455           470              171(c)          216            (7)         106         1 411
1990                  412           514              170             197           (24)          75         1 344
1989                  427           508              188             183           (42)          85         1 349
1983                  341           270               94             127            --          127           959

- ------------------------------------------------------------------------------------------------------------------------------------

                 Income (Loss) (millions of dollars)

                                                                        Federal        Income
                                             Other        Deferred       Income        (Loss)
                                            Income &      Carrying      Taxes--        Before
                  Operating     AFUDC--    Deductions,    Charges,       Credit       Interest
     Year          Income       Equity        Net           Net        (Expense)      Charges
- ------------------------------------------------------------------------------------------------------------------------------------
1993                $ 222           4         (356)(d)      (487)(b)       270         $ (347)
1992                  385           1            8            59            (5)           448
1991                  415           8            6            88           (24)           493
1990                  347           5            1           162           (20)           495
1989                  285           8            9           235           (56)           481
1983                  259          87            4            --            23            373

- ------------------------------------------------------------------------------------------------------------------------------------

                 Income (Loss) (millions of dollars)

                                                                                           Earnings
                                                                       Preferred &          (Loss)
                                                        Net             Preference       Available for
                    Debt           AFUDC--             Income             Stock             Common
     Year         Interest           Debt              (Loss)           Dividends            Stock
- ------------------------------------------------------------------------------------------------------------------------------------
1993                $ 244              (4)              (587)               45               $(632)
1992                  243              --                205                41                 164
1991                  251              (4)               246                36                 210
1990                  255              (3)               243                37                 206
1989                  238              (7)               250                40                 210
1983                  154             (27)               246                38                 208

- ------------------------------------------------------------------------------------------------------------------------------------

(a) Includes early retirement program expenses and other charges of $165 million in 1993.
(b) Includes write-off of phase-in deferrals of $636 million in 1993, consisting of $117 million of deferred operating expenses and $519 million of deferred carrying charges.
(c) In 1991, a change in accounting for nuclear plant depreciation was adopted, changing from the units-of-production method to the straight-line method at a 2.5% rate.

 (Cleveland Electric)                  F-46                 (Cleveland Electric)

                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES


          Electric Sales (millions of KWH)                                                   Electric Customers (year end)
                                                                                                                         Industrial
  Year       Residential    Commercial    Industrial    Wholesale     Other      Total      Residential    Commercial     & Other
- -----------------------------------------------------------------------------------------   ---------------------------------------
1993            4 934          5 634        7 911          2 290       532       21 301       669 118        70 442        8 149
1992            4 725          5 467        7 988          1 989       533       20 702       669 800        70 943        8 375
1991            4 940          5 493        8 017          2 442       565       21 457       667 495        70 405        8 398
1990            4 716          5 234        8 551          1 607       463       20 571       665 000        68 700        8 351
1989            4 789          5 208        8 780          2 132       501       21 410       660 786        68 030        8 329
1983            4 412          4 265        7 514            263       426       16 880       643 065        62 075        7 693

                        Residential Usage
                                    Average     Average
                       Average       Price      Revenue
                       KWH Per       Per        Per
  Year      Total      Customer       KWH       Customer
- ------    -------      ---------------------------------
1993       747 709       7 373      10.93c      $805.68
1992       749 118       7 071       10.94       773.77
1991       746 298       7 170       11.08       797.25
1990       742 051       6 867       10.53       723.15
1989       737 145       7 025        9.81       691.83
1983       712 833       6 608        8.77       579.49

- -----------------------------------------------------------------------------------------------------------------------------------


               Load (MW & %)                                 Energy (millions of KWH)                                    Fuel
               Operable
               Capacity                                             Company Generated
               at Time      Peak      Capacity      Load      -----------------------------     Purchased                Fuel Cost
    Year       of Peak      Load       Margin      Factor     Fossil     Nuclear     Total        Power       Total       Per KWH
- --------------------------------------------------------   ---------------------------------------------------------      ---------
1993             4 122      3 862        6.3%       59.9%     15 557      5 644      21 201        1 454      22 655        1.37c
1992             4 703      3 605       23.3        63.0      12 715      7 521      20 236        1 649      21 885        1.47
1991             4 695      3 886       17.2        61.8      13 193      7 451      20 644        2 144      22 788        1.49
1990             4 685      3 778       19.4        63.3      15 579      5 262      20 841          964      21 805        1.52
1989             4 536      3 866       14.8        65.2      14 968      6 570      21 538        1 268      22 806        1.49
1983             4 441      3 404       23.4        61.9      14 804      2 512      17 316          937      18 253        1.77


              Efficiency--
               BTU Per
    Year         KWH
- -----------   ---------
1993            10 339
1992            10 456
1991            10 503
1990            10 417
1989            10 506
1983            10 452
- -----------------------------------------------------------------------------------------------------------------------------------


               Investment (millions of dollars)

                                                        Construction
               Utility                                    Work In                       Total
               Plant       Accumulated                    Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net         & Perry        Fuel and     Plant and       Plant       Total
    Year       Service     Amortization      Plant         Unit 2         Other       Equipment     Additions     Assets
- -----------------------------------------------------------------------------------------------      -------     --------
1993           $6 734          1 889          4 845           141           243        $ 5 229        $ 175       $7 159
1992            6 602          1 728          4 874           501           261          5 636          156        8 123
1991            6 196          1 565          4 631           545           305          5 481          150        7 942
1990            6 032          1 398          4 634           572           344          5 550          165        7 821
1989            5 869          1 259          4 610           603           354          5 567          144        7 546
1983            2 838            722          2 116         1 617           228(e)       3 961          491        4 425
- -----------------------------------------------------------------------------------------------------------------------------------


               Capitalization (millions of dollars & %)

                                      Preferred &
                                       Preference         Preferred
                                      Stock, with       Stock, without
                                       Mandatory          Mandatory
                  Common Stock         Redemption         Redemption
    Year             Equity            Provisions         Provisions        Long-Term Debt      Total
- ------------------------------------------------------------------------------------------------------
1993            $1 040        24%     285         7%     241         5%     2 793        64%    $4 359
1992             1 865        39      314         6      144         3      2 515        52      4 838
1991             1 898        38      268         5      217         4      2 683        53      5 066
1990             1 884        38      171         3      217         4      2 632        55      4 904
1989             1 828        40      212         4      217         5      2 336        51      4 593
1983             1 355        41      318         9      144         4      1 519        46      3 336
- -----------------------------------------------------------------------------------------------------------------------------------

(d) Includes write-off of Perry Unit 2 of $351 million in 1993.

(e) Restated for effects of capitalization of nuclear fuel lease and financing arrangements pursuant to Statement of Financial Accounting Standards 71.

 (Cleveland Electric)                  F-47                 (Cleveland Electric)

                                                           REPORT OF INDEPENDENT
                                                              PUBLIC ACCOUNTANTS
- ----------------------------------------------------------------------

To the Share Owners of
The Toledo                                                                [Logo]
Edison Company:

We have audited the accompanying balance sheet and statement of preferred stock of The Toledo Edison Company (a wholly owned subsidiary of Centerior Energy Corporation) as of December 31, 1993 and 1992, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Toledo Edison Company as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed further in Notes 1 and 9, changes were made in the methods of accounting for nuclear plant depreciation in 1991 and for postretirement benefits other than pensions in 1993.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules of The Toledo Edison Company listed in the Index to Schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

Cleveland, Ohio
February 14, 1994
(except with respect to the matter discussed in Note 15, as to which the date is March 25, 1994)

 (Toledo Edison)                       F-48                      (Toledo Edison)

                                                                    MANAGEMENT'S
                                                              FINANCIAL ANALYSIS
- --------------------------------------------------------------------------------
                                                           Results of Operations

1993 VS. 1992

Factors contributing to the 3.1% increase in 1993 operating revenues for The Toledo Edison Company (Company) are as follows:

                                                   Millions
   Increase (Decrease) in Operating Revenues      of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                               $  38
  Wholesale Sales                                      (11)
  Base Rates and Miscellaneous                          (3)
  Fuel Cost Recovery Revenues                            2
                                                     -----
      Total                                          $  26
                                                     -----
                                                     -----

The net revenue increase resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $17 million of the higher 1993 revenues. Hot summer weather in 1993 boosted residential and commercial kilowatt-hour sales. In contrast, the 1992 summer was the coolest in 56 years in Northwestern Ohio. Residential and commercial sales also increased as a result of colder late-winter temperatures in 1993 which increased electric heating-related demand. Residential and commercial sales increased 5.1% and 3.2%, respectively, in 1993. Industrial sales increased 6% as a result of increased sales to large automotive manufacturers, petroleum refiners and the broad-based, smaller industrial customer group. Other sales decreased 18.4% because of fewer sales to wholesale customers. Generating plant outages and retail customer demand limited power availability for bulk power transactions. As a result, total sales decreased 2.2% in 1993. Base rates and miscellaneous revenues decreased in 1993 primarily from lower revenues under contracts having reduced rates with certain large customers and a declining rate structure tied to usage. The contracts have been negotiated to meet competition and encourage economic growth. The net increase in 1993 fuel cost recovery revenues resulted from changes in the fuel cost factors. The weighted average of these factors increased about 2%.

Operating expenses increased 12.6% in 1993. The increase in total operation and maintenance expenses resulted from the $88 million of net benefit expenses related to an early retirement program, called the Voluntary Transition Program
(VTP), other charges totaling $19 million and a slight increase in other operation and maintenance expenses. The VTP benefit expenses consisted of $75 million of costs for the Company plus $13 million for the Company's pro rata share of the costs for its affiliate, Centerior Service Company (Service Company). Other charges recorded at year-end 1993 related to a performance improvement plan for Perry Nuclear Power Plant Unit 1 (Perry Unit 1), postemployment benefits and other expense accruals. See Note 9 for information on retirement and postemployment benefits. Deferred operating expenses decreased because of the write-off of the phase-in deferred operating expenses in 1993 as discussed in Note 7. Federal income taxes decreased as a result of lower pretax operating income.

As discussed in Note 4(b), $232 million of our Perry Nuclear Power Plant Unit 2 (Perry Unit 2) investment was written off in 1993. Credits for carrying charges recorded in nonoperating income decreased because of the write-off of the phase-in deferred carrying charges in 1993 as discussed in Note 7. The federal income tax credit for nonoperating income in 1993 resulted from the write-offs.

1992 VS. 1991

Factors contributing to the 4.8% decrease in 1992 operating revenues are as follows:

                                                   Millions
   Increase (Decrease) in Operating Revenues      of Dollars
- ------------------------------------------------  -----------
  Sales Volume and Mix                               $ (29)
  Base Rates and Miscellaneous                         (24)
  Wholesale Sales                                       11
                                                     -----
      Total                                          $ (42)
                                                     -----
                                                     -----

The revenue decreases resulted primarily from the different weather conditions and the changes in the composition of the sales mix among customer categories. Weather accounted for approximately $22 million of the lower 1992 revenues. Winter and spring in 1992 were milder than in 1991. In addition, the cooler summer in 1992 contrasted with the summer of 1991 which was much hotter than normal. Total kilowatt-hour sales increased 0.2% in 1992. Residential and commercial sales decreased 4.9% and 3.8%, respectively, as moderate temperatures in 1992 reduced electric heating and cooling demands. Industrial sales increased 0.6% as increased sales to glass and metal manufacturers and to the broad-based, smaller industrial customer group offset lower sales to petroleum refining and auto manufacturing customers. Other sales increased 5.2% because of increased sales to wholesale customers. Operating revenues in 1991 included the recognition of $24 million of deferred revenues over the period of a refund to customers under a provision of a January 1989 rate order. No such revenues were reflected in 1992 as the refund period ended in December 1991.

Operating expenses decreased 4.4% in 1992. A reduction of $14 million in other operation and maintenance expenses resulted primarily from cost-cutting measures. Lower fuel and purchased power expense resulted from less amortization of previously deferred fuel costs than the amount amortized in 1991. These decreases were par-tially offset by higher depreciation and amortization, caused primarily by the adoption of the new accounting

 (Toledo Edison)                       F-49                      (Toledo Edison)
standard for income taxes (SFAS 109) in 1992, and by higher taxes, other than federal income taxes, caused by increased Ohio property taxes. Deferred operating expenses increased as a result of the deferrals under the Rate Stabilization Program discussed in Note 7.

The federal income tax provision for nonoperating income decreased because of a greater tax allocation of interest charges to nonoperating activities. Credits for carrying charges recorded in nonoperating income increased primarily because of Rate Stabilization Program carrying charge credits. Interest charges decreased as a result of debt refinancings at lower interest rates and lower short-term borrowing requirements.
                                                                         Outlook
RECENT ACTIONS

In January 1994, Centerior Energy Corporation (Centerior Energy), along with the Company and The Cleveland Electric Illuminating Company (Cleveland Electric), announced a comprehensive strategic action plan to strengthen their financial and competitive positions. The Company and Cleveland Electric are the two wholly owned electric utility subsidiaries of Centerior Energy. The plan established specific objectives and was designed to guide Centerior Energy and its subsidiaries through the year 2001. Several actions were taken at that time. Centerior Energy reduced its quarterly common stock dividend from $.40 per share to $.20 per share effective with the dividend payable February 15, 1994. This action was taken because projected financial results did not support continuation of the dividend at its former rate. The Company and Cleveland Electric also wrote off their investments in Perry Unit 2 and certain deferred charges related to a January 1989 rate agreement (phase-in deferrals). The aggregate after-tax effect of these write-offs for the Company was $332 million which resulted in a net loss in 1993 and a retained earnings deficit. The write-offs are discussed in Notes 4(b) and 7. The Company also recognized other one-time charges totaling $15 million after taxes related to a performance improvement plan for Perry Unit 1, postemployment benefits and other expense accruals.

Also contributing to the net loss in 1993 was a charge of $36 million after taxes representing a portion of the VTP costs. The Company will realize approximately $20 million of savings in annual payroll and benefit costs beginning in 1994 as a result of the VTP.

STRATEGIC PLAN

The objectives of the strategic plan are to maximize share owner return on Centerior Energy common stock from corporate assets and resources, achieve profitable revenue growth, become an industry leader in customer satisfaction, build a winning team and attain increasingly competitive power supply costs. To achieve these objectives, the Company will continue controlling its operation and maintenance expenses and capital expenditures, reduce its outstanding debt, increase revenues by finding new uses for existing assets and resources, implement a broad range of new marketing programs, increase revenues by restructuring rates for various customers where appropriate, improve the operating performance of its plants and take other appropriate actions.

COMMON STOCK DIVIDENDS

In recent years, the Company has retained all of its earnings available for common stock. The Company has not paid a common stock dividend to Centerior Energy since February 1991. Because the Company is currently prohibited from paying a common stock dividend by a provision in its mortgage (see Note 11(b)), the Company does not expect to pay any common stock dividends in the foreseeable future.

COMPETITION

Our electric rates are among the highest in our region because we are recovering the substantial investment in our nuclear construction program. Accordingly, some of our customers continue to seek less costly alternatives, including switching to or working to create a municipal electric system. There are a number of rural and municipal systems in our service area. In addition, we face threats of other municipalities in our service area establishing new systems. We have entered into agreements with some of the communities which considered establishing systems. Accordingly, they will not proceed with such development at this time in return for rate concessions and/or economic development funds. Others have determined that developing a system was not feasible. We will continue to address municipal system threats through aggressive marketing programs and emphasizing to our customers the value of our service and the risks of a municipal system.

The Energy Policy Act of 1992 (Energy Act) will provide additional competition in the electric utility industry by requiring utilities to wheel to municipal systems in their service areas electricity from other utilities. This provision of the Energy Act should not significantly increase the competitive threat to us since the operating licenses for our nuclear units have required us to wheel to municipal systems in our service area since 1977. The Energy Act also created a class of exempt wholesale generators which may increase competition in the wholesale power market. A further risk is the possibility that the government could mandate that utilities deliver power from another utility or generation source to their retail customers. We have entered into contracts with many of our

 (Toledo Edison)                       F-50                      (Toledo Edison)
large industrial and commercial customers which have remaining terms of one to five years. We will attempt to renew those contracts as they expire which will help us compete if retail wheeling is permitted in the future.

RATE MATTERS

Our Rate Stabilization Program remains in effect. Under this program, we agreed to freeze base rates until 1996 and limit rate increases through 1998. In exchange, we are permitted to defer through 1995 and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. The amortization and recovery of the deferrals will begin with future rate recognition and will continue over the average life of the related assets, or approximately 30 years. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

The analysis leading to the year-end 1993 financial actions and strategic plan also included an evaluation of our regulatory accounting measures. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

NUCLEAR OPERATIONS

The Company's three nuclear units may be impacted by activities or events beyond our control. Operating nuclear generating units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission (NRC) to limit or prohibit the operation or licensing of any nuclear unit. If one of our nuclear units is taken out of service for an extended period of time for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base or disallowing certain construction or maintenance costs. An extended outage of one of our nuclear units coupled with unfavorable rate treatment could have a material adverse effect on our financial condition and results of operations.

We externally fund the estimated costs for the future decommissioning of our nuclear units. In 1993, we increased our decommissioning expense accruals for revisions in our cost estimates. We expect the increases associated with the new estimates will be recoverable in future rates. See Note 1(f).

HAZARDOUS WASTE DISPOSAL SITES

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended (Superfund) established programs addressing the cleanup of hazardous waste disposal sites, emergency preparedness and other issues. The Company is aware of its potential involvement in the cleanup of several sites. Although these sites are not on the Superfund National Priorities List, they are generally being administered by various governmental entities in the same manner as they would be administered if they were on such list. The allegations that the Company disposed of hazardous waste at these sites and the amounts involved are often unsubstantiated and subject to dispute. Superfund provides that all "potentially responsible parties" (PRPs) to a particular site can be held liable on a joint and several basis. Consequently, if the Company were held liable for 100% of the cleanup costs of all of the sites referred to above, the cost could be as high as $150 million. However, we believe that the actual cleanup costs will be substantially lower than $150 million, that the Company's share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Company has accrued a liability totaling $6 million at December 31, 1993 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations.

1993 TAX ACT

The Revenue Reconciliation Act of 1993 (1993 Tax Act), which was enacted in August 1993, provided for a 35% income tax rate in 1993. The 1993 Tax Act did not materially impact the results of operations for 1993, but did affect certain Balance Sheet accounts as discussed in Note 8. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

INFLATION

Although the rate of inflation has eased in recent years, we are still affected by even modest inflation which causes increases in the unit cost of labor, materials and services.

                                                 Capital Resources and Liquidity

1991-1993 CASH REQUIREMENTS

We need cash for normal corporate operations, the mandatory retirement of securities and an ongoing pro-

 (Toledo Edison)                       F-51                      (Toledo Edison)
gram of constructing new facilities and modifying existing facilities. The construction program is needed to meet anticipated demand for electric service, comply with governmental regulations and protect the environment. Over the three-year period of 1991-1993, these construction and mandatory retirement needs totaled approximately $440 million. In addition, we exercised various options to redeem approximately $490 million of our securities.

We raised $815 million through security issues and term bank loans during the 1991-1993 period as shown in the Cash Flows statement. During the three-year period, the Company also utilized its short-term borrowing arrangements to help meet its cash needs.

Although the write-offs of Perry Unit 2 and the phase-in deferrals in 1993 negatively affected our earnings, they did not adversely affect our current cash flow.

1994 AND BEYOND CASH REQUIREMENTS

Estimated cash requirements for 1994-1998 for the Company are $249 million for its construction program and $324 million for the mandatory redemption of debt and preferred stock. The Company expects to finance internally all of its 1994 cash requirements of approximately $109 million. About 15% of the Company's 1995-1998 requirements are expected to be financed externally. If economical, additional securities may be redeemed under optional redemption provisions, which will help improve the Company's capitalization structure and interest coverage ratios.

Our capital requirements are dependent upon our implementation strategy to achieve compliance with the Clean Air Act Amendments of 1990 (Clean Air Act). Cash expenditures for our plan are estimated to be approximately $41 million over the 1994-1998 period. See Note 4(a).

LIQUIDITY

Additional first mortgage bonds may be issued by the Company under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, the Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At December 31, 1993, the Company would have been permitted to issue approximately $323 million of additional first mortgage bonds.

As discussed in Note 11(d), certain unsecured debt agreements contain covenants relating to capitalization, fixed charge coverage ratios and secured financings. The write-offs recorded at December 31, 1993 caused the Company, Cleveland Electric and Centerior Energy to violate certain of those covenants. The affected creditors have waived those violations in exchange for commitments to provide them with a second mortgage security interest on property of the Company and Cleveland Electric and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $172 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Company and Cleveland Electric. For the next five years, the Company does not expect to raise funds through the sale of debt junior to first mortgage bonds. However, if necessary or desirable, we believe that the Company could raise funds through the sale of unsecured debt or debt secured by the second mortgage referred to above. The Company also is able to raise funds through the sale of preference stock. The Company will be unable to issue preferred stock until it can meet the interest and preferred dividend coverage test in its articles of incorporation.

The Company currently cannot sell commercial paper because of its low commercial paper ratings by Standard & Poor's Corporation (S&P) and Moody's Investors Service, Inc. (Moody's) of "B" and "Not Prime", respectively. The Company is a party to a $205 million revolving credit facility which will run through mid-1996. However, we currently cannot draw on this facility because the write-offs taken at year-end 1993 caused the Company, Cleveland Electric and Centerior Energy to fail to meet certain capitalization and fixed charge coverage covenants. We expect to have this facility available to us again after it is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

These financing resources are expected to be sufficient for the Company's needs over the next several years. The availability and cost of capital to meet the Company's external financing needs, however, also depend upon such factors as financial market conditions and its credit ratings. Current credit ratings for the Company are as follows:

                                        S&P            Moody's
                                    -----------     -------------
First mortgage bonds                     BB              Ba2
Unsecured notes                           B+             Ba3
Preferred stock                           B               b1

These ratings reflect a downgrade in December 1993. In addition, S&P has issued a negative outlook for the Company.

 (Toledo Edison)                       F-52                      (Toledo Edison)

                       INCOME STATEMENT                THE TOLEDO EDISON COMPANY
- ----------------------------------------------------------------------

                                                                         For the years ended
                                                                            December 31,
                                                                       -----------------------
                                                                       1993      1992     1991
                                                                       -----     ----     ----
                                                                        (millions of dollars)
OPERATING REVENUES (1)                                                 $ 871     $845     $887
                                                                       -----     ----     ----
OPERATING EXPENSES
  Fuel and purchased power                                               173      169      178
  Other operation and maintenance                                        349      342      356
  Early retirement program expenses and other                            107       --       --
                                                                       -----     ----     ----
     Total operation and maintenance                                     629      511      534
  Depreciation and amortization                                           76       77       72
  Taxes, other than federal income taxes                                  91       91       89
  Deferred operating expenses, net                                        (4)     (17)       1
  Federal income taxes (credit)                                          (10)      33       32
                                                                       -----     ----     ----
                                                                         782      695      728
                                                                       -----     ----     ----
OPERATING INCOME                                                          89      150      159
                                                                       -----     ----     ----
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                      1        1        1
  Other income and deductions, net                                        --        1        5
  Write-off of Perry Unit 2                                             (232)      --       --
  Deferred carrying charges, net                                        (161)      41       22
  Federal income taxes -- credit (expense)                               129       (1)      (6)
                                                                       -----     ----     ----
                                                                        (263)      42       22
                                                                       -----     ----     ----
INCOME (LOSS) BEFORE INTEREST CHARGES                                   (174)     192      181
                                                                       -----     ----     ----
INTEREST CHARGES
  Debt interest                                                          116      122      132
  Allowance for borrowed funds used during construction                   (1)      (1)      (1)
                                                                       -----     ----     ----
                                                                         115      121      131
                                                                       -----     ----     ----
NET INCOME (LOSS)                                                       (289)      71       50
PREFERRED DIVIDEND REQUIREMENTS                                           23       24       25
                                                                       -----     ----     ----
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                             $(312)    $ 47     $ 25
                                                                       -----     ----     ----
                                                                       -----     ----     ----

- ---------------
(1) Includes revenues from all bulk power sales to Cleveland Electric of $120 million, $130 million and $128 million in 1993, 1992 and 1991, respectively.

                      RETAINED EARNINGS
- ----------------------------------------------------------------------

                                                                         For the years ended
                                                                            December 31,
                                                                       -----------------------
                                                                       1993      1992     1991
                                                                       -----     ----     ----
                                                                        (millions of dollars)
RETAINED EARNINGS AT BEGINNING OF YEAR                                 $ 137     $ 90     $ 83
                                                                       -----     ----     ----
ADDITIONS
  Net income (loss)                                                     (289)      71       50
DEDUCTIONS
  Dividends declared:
     Common stock                                                         --       --      (18)
     Preferred stock                                                     (23)     (24)     (25)
                                                                       -----     ----     ----
       Net Increase (Decrease)                                          (312)      47        7
                                                                       -----     ----     ----
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $(175)    $137     $ 90
                                                                       -----     ----     ----
                                                                       -----     ----     ----

The accompanying notes are an integral part of these statements.

 (Toledo Edison)                       F-53                      (Toledo Edison)

                             CASH FLOWS                THE TOLEDO EDISON COMPANY
- ----------------------------------------------------------------------

                                                                                 For the years ended
                                                                                    December 31,
                                                                              -------------------------
                                                                              1993      1992      1991
                                                                              -----     -----     -----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income (Loss)                                                           $(289)    $  71     $  50
                                                                              -----     -----     -----
  Adjustments to Reconcile Net Income (Loss) to Cash from Operating
     Activities:
     Depreciation and amortization                                               76        77        72
     Deferred federal income taxes                                             (160)       28        32
     Investment tax credits, net                                                 --        (5)       30
     Deferred and unbilled revenues                                              (4)        1       (26)
     Deferred fuel                                                               --        (4)        4
     Deferred carrying charges, net                                             161       (41)      (22)
     Leased nuclear fuel amortization                                            38        56        54
     Deferred operating expenses, net                                            (4)      (17)        1
     Allowance for equity funds used during construction                         (1)       (1)       (1)
     Noncash early retirement program expenses, net                              83        --        --
     Write-off of Perry Unit 2                                                  232        --        --
     Changes in amounts due from customers and others, net                       (3)       --         3
     Changes in inventories                                                      10        (9)       (7)
     Changes in accounts payable                                                 16        (8)      (13)
     Changes in working capital affecting operations                             21         7       (26)
     Other noncash items                                                         14        13        14
                                                                              -----     -----     -----
       Total Adjustments                                                        479        97       115
                                                                              -----     -----     -----
          Net Cash from Operating Activities                                    190       168       165
                                                                              -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  Bank loans, commercial paper and other short-term debt                        (40)       40       (23)
  Notes payable to affiliates                                                    --       (30)       14
  Debt issues:
     First mortgage bonds                                                        20       276        --
     Secured medium-term notes                                                   93        48       135
     Term bank loans and other long-term debt                                    --       135       108
  Maturities, redemptions and sinking funds                                     (89)     (531)     (179)
  Nuclear fuel lease obligations                                                (47)      (52)      (52)
  Dividends paid                                                                (23)      (24)      (43)
  Premiums, discounts and expenses                                               (1)       (8)       (1)
                                                                              -----     -----     -----
          Net Cash from Financing Activities                                    (87)     (146)      (41)
                                                                              -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                  (42)      (48)      (51)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (1)       (1)       (1)
  Loans to affiliates                                                            --        12       (12)
  Sale and leaseback restructuring fees                                          --       (43)       --
  Other cash received (applied)                                                   6        (5)       (3)
                                                                              -----     -----     -----
          Net Cash from Investing Activities                                    (37)      (85)      (67)
                                                                              -----     -----     -----
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                66       (63)       57
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                         16        79        22
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                            $  82     $  16     $  79
                                                                              -----     -----     -----
                                                                              -----     -----     -----

- ---------------

(1) Interest paid (net of amounts capitalized) was $92 million, $95 million and $120 million in 1993, 1992 and 1991, respectively. Income taxes paid were $7 million, $3 million and $9 million in 1993, 1992 and 1991, respectively.

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.

The accompanying notes are an integral part of this statement.

 (Toledo Edison)                       F-54                      (Toledo Edison)

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                          BALANCE SHEET
- ----------------------------------------------------------------------

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1993      1992
                                                                                       ------    ------
                                                                                         (millions of
                                                                                           dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                             $2,837    $2,847
     Less: accumulated depreciation and amortization                                      788       760
                                                                                       ------    ------
                                                                                        2,049     2,087
  Construction work in progress                                                            40        37
  Perry Unit 2                                                                             --       243
                                                                                       ------    ------
                                                                                        2,089     2,367
  Nuclear fuel, net of amortization                                                       142       161
  Other property, less accumulated depreciation                                            --         3
                                                                                       ------    ------
                                                                                        2,231     2,531
                                                                                       ------    ------
CURRENT ASSETS
  Cash and temporary cash investments                                                      82        16
  Amounts due from customers and others, net                                               63        60
  Amounts due from affiliates                                                              16        23
  Unbilled revenues                                                                        25        21
  Materials and supplies, at average cost                                                  43        40
  Fossil fuel inventory, at average cost                                                   12        25
  Taxes applicable to succeeding years                                                     71        71
  Other                                                                                     2         2
                                                                                       ------    ------
                                                                                          314       258
                                                                                       ------    ------
DEFERRED CHARGES AND OTHER ASSETS
  Amounts due from customers for future federal income taxes                              382       391
  Unamortized loss from Beaver Valley Unit 2 sale                                         105       110
  Unamortized loss on reacquired debt                                                      32        37
  Carrying charges and operating expenses                                                 343       500
  Nuclear plant decommissioning trusts                                                     26        20
  Other                                                                                    77        92
                                                                                       ------    ------
                                                                                          965     1,150
                                                                                       ------    ------
       Total Assets                                                                    $3,510    $3,939
                                                                                       ------    ------
                                                                                       ------    ------

The accompanying notes are an integral part of this statement.

 (Toledo Edison)                       F-55                      (Toledo Edison)

                                                       The Toledo Edison Company

                                                                                        December 31,
                                                                                      -----------------
                                                                                       1993       1992
                                                                                      ------     ------
                                                                                        (millions of
                                                                                          dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common shares, $5 par value: 60 million authorized;
     39.1 million outstanding in 1993 and 1992                                        $  196     $  196
  Premium on capital stock                                                               481        481
  Other paid-in capital                                                                  121        121
  Retained earnings (deficit)                                                           (175)       137
                                                                                      ------     ------
     Common stock equity                                                                 623        935
  Preferred stock
     With mandatory redemption provisions                                                 28         50
     Without mandatory redemption provisions                                             210        210
  Long-term debt                                                                       1,225      1,178
                                                                                      ------     ------
                                                                                       2,086      2,373
                                                                                      ------     ------
OTHER NONCURRENT LIABILITIES
  Nuclear fuel lease obligations                                                         103        126
  Other                                                                                   83         62
                                                                                      ------     ------
                                                                                         186        188
                                                                                      ------     ------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                   57         58
  Current portion of nuclear fuel lease obligations                                       49         51
  Notes payable to banks and others                                                       --         40
  Accounts payable                                                                        63         47
  Accounts payable to affiliates                                                          27         16
  Accrued taxes                                                                           90         78
  Accrued interest                                                                        27         28
  Other                                                                                   16         14
                                                                                      ------     ------
                                                                                         329        332
                                                                                      ------     ------
DEFERRED CREDITS
  Unamortized investment tax credits                                                      94        103
  Accumulated deferred federal income taxes                                              471        640
  Unamortized gain from Bruce Mansfield Plant sale                                       208        218
  Accumulated deferred rents for Bruce Mansfield Plant and Beaver Valley Unit 2           50         46
  Other                                                                                   86         39
                                                                                      ------     ------
                                                                                         909      1,046
                                                                                      ------     ------
       Total Capitalization and Liabilities                                           $3,510     $3,939
                                                                                      ------     ------
                                                                                      ------     ------

 (Toledo Edison)                       F-56                      (Toledo Edison)

                           STATEMENT OF
                        PREFERRED STOCK                THE TOLEDO EDISON COMPANY
- --------------------------------------------------------------------------------

                                                                         Current
                                                                           Call
                                                                          Price       December 31,
                                                         1993 Shares       Per        -------------
                                                         Outstanding      Share       1993     1992
                                                         -----------     --------     ----     ----
                                                                                      (millions of
                                                                                        dollars)
$100 par value, 3,000,000 preferred shares authorized and
  $25 par value, 12,000,000 preferred shares authorized
     Subject to mandatory redemption:
                   $100 par  $9.375                         100,150      $102.47      $ 10     $ 12
                     25 par   2.81                        1,200,000        25.94        30       50
                                                                                      ----     ----
                                                                                        40       62
     Less: Current maturities                                                           12       12
                                                                                      ----     ----
TOTAL PREFERRED STOCK, WITH MANDATORY REDEMPTION PROVISIONS                           $ 28     $ 50
                                                                                      ----     ----
                                                                                      ----     ----
     Not subject to mandatory redemption:
                   $100 par $ 4.25                          160,000       104.625     $ 16     $ 16
                              4.56                           50,000       101.00         5        5
                              4.25                          100,000       102.00        10       10
                              8.32                          100,000       102.46        10       10
                              7.76                          150,000       102.437       15       15
                              7.80                          150,000       101.65        15       15
                             10.00                          190,000       101.00        19       19
                     25 par   2.21                        1,000,000        25.25        25       25
                              2.365                       1,400,000        27.75        35       35
                             Series A Adjustable          1,200,000        25.75        30       30
                             Series B Adjustable          1,200,000        25.75        30       30
                                                                                      ----     ----
TOTAL PREFERRED STOCK, WITHOUT MANDATORY REDEMPTION PROVISIONS                        $210     $210
                                                                                      ----     ----
                                                                                      ----     ----

The accompanying notes are an integral part of this statement.

 (Toledo Edison)                       F-57                      (Toledo Edison)

                                                                    NOTES TO THE
                                                            FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
                                                      (1) Summary of Significant
                                                             Accounting Policies
(A) GENERAL

The Company is an electric utility and a wholly owned subsidiary of Centerior Energy. Centerior Energy has two other wholly owned subsidiaries, Cleveland Electric and the Service Company. The Company follows the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and adopted by The Public Utilities Commission of Ohio (PUCO). As a rate-regulated utility, the Company is subject to Statement of Financial Accounting Standards
(SFAS) 71 which governs accounting for the effects of certain types of rate regulation.

The Company is a member of the Central Area Power Coordination Group (CAPCO). Other members are Cleveland Electric, Duquesne Light Company, Ohio Edison Company and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their use.

(B) RELATED PARTY TRANSACTIONS

Operating revenues, operating expenses and interest charges include those amounts for transactions with affiliated companies in the ordinary course of business operations.

The Company's transactions with Cleveland Electric are primarily for firm power, interchange power, transmission line rentals and jointly owned power plant operations and construction. See Notes 2 and 3.

The Service Company provides management, financial, administrative, engineering, legal and other services at cost to the Company and other affiliated companies. The Service Company billed the Company $76 million, $60 million and $61 million in 1993, 1992 and 1991, respectively, for such services.

(C) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO or on ordinances of individual municipalities. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding.

(D) FUEL EXPENSE

The cost of fossil fuel is charged to fuel expense based on inventory usage. The cost of nuclear fuel, including an interest component, is charged to fuel expense based on the rate of consumption. Estimated future nuclear fuel disposal costs are being recovered through the base rates.

The Company defers the differences between actual fuel costs and estimated fuel costs currently being recovered from customers through the fuel factor. This matches fuel expenses with fuel-related revenues.

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years. The Company has accrued a liability for its share of the total assessments. These costs have been recorded in a deferred charge account since the PUCO is allowing the Company to recover the assessments through its fuel cost factors.

(E) DEFERRED CARRYING CHARGES
    AND OPERATING EXPENSES

The PUCO authorized the Company to defer operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) from their respective in-service dates in 1987 through December 1988. The annual amortization and recovery of these deferrals, called pre-phase-in deferrals, are $7 million which began in January 1989 and will continue over the lives of the related property.

Beginning in January 1989, the Company deferred certain operating expenses and both interest and equity carrying charges pursuant to a PUCO-approved rate phase-in plan for its investments in Perry Unit 1 and Beaver Valley Unit 2. These deferrals, called phase-in deferrals, were written off at December 31, 1993. See Note 7.

The Company also defers certain costs not currently recovered in rates under a Rate Stabilization Program approved by the PUCO in October 1992. See Notes 7 and 14.

(F) DEPRECIATION AND AMORTIZATION

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. The annual straight-line depreciation provision for nonnuclear property expressed as a percent of average depreciable utility plant in service was 3.6% in both 1993 and 1992 and 3.4% in 1991. Effective January 1, 1991, the Company, after obtaining PUCO approval, changed its method of accounting for nuclear plant depreciation from the units-of-production method to the straight-line method at about a 3% rate. This change decreased 1991 depreciation expense $14 million and increased 1991 net

 (Toledo Edison)                       F-58                      (Toledo Edison)
income $11 million (net of $3 million of income taxes) from what they otherwise would have been. The PUCO subsequently approved in 1991 a change to lower the 3% rate to 2.5% retroactive to January 1, 1991.

Pursuant to a PUCO order, the Company currently uses external funding for the future decommissioning of its nuclear units at the end of their licensed operating lives. The estimated costs are based on the NRC's DECON method of decommissioning (prompt decontamination). Cash contributions are made to the trust funds on a straight-line basis over the remaining licensing period for each unit. The current level of annual expense being recovered from customers based on prior estimates is approximately $4 million. However, actual decommissioning costs are expected to significantly exceed those estimates. Current site-specific estimates for the Company's share of the future decommissioning costs are $41 million in 1992 dollars for Beaver Valley Unit 2 and $87 million and $146 million in 1993 dollars for Perry Unit 1 and the Davis-Besse Nuclear Power Station (Davis-Besse), respectively. The estimates for Perry Unit 1 and Davis-Besse are preliminary and are expected to be finalized by the end of the second quarter of 1994. The Company used these estimates to increase its decommissioning expense accruals in 1993. It is expected that the increases associated with the revised cost estimates will be recoverable in future rates. In the Balance Sheet at December 31, 1993, Accumulated Depreciation and Amortization included $34 million of decommissioning costs previously expensed and the earnings on the external funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding.

(G) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at original cost less amounts ordered by the PUCO to be written off. Construction costs include related payroll taxes, pensions, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rate was 10.22% in 1993 and 10.96% in both 1992 and 1991.

Maintenance and repairs are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

(H) DEFERRED GAIN AND LOSS FROM
    SALES OF UTILITY PLANT
The sale and leaseback transactions discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant) and a net loss for the sale of Beaver Valley Unit 2. The net gain and net loss were deferred and are being amortized over the terms of leases. These amortizations and the lease expense amounts are recorded as other operation and maintenance expenses.

(I) INTEREST CHARGES
Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

(J) FEDERAL INCOME TAXES
The Financial Accounting Standards Board (FASB) issued SFAS 109, a new standard for accounting for income taxes, in February 1992. We adopted the new standard in 1992. The standard amended certain provisions of SFAS 96 which we had previously adopted. Adoption of SFAS 109 in 1992 did not materially affect our results of operations, but did affect certain Balance Sheet accounts. See Note 8.

The financial statements reflect the liability method of accounting for income taxes. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, we must record a liability for our tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a deferred charge and will be recovered over the lives of the related assets.

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense. See Note 7 for a discussion of the amortization of certain unrestricted excess deferred taxes and unrestricted investment tax credits under the Rate Stabilization Program.

 (Toledo Edison)                       F-59                      (Toledo Edison)

                                                      (2) Utility Plant Sale and
                                                          Leaseback Transactions

The Company and Cleveland Electric are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively, all for terms of about 29 1/2 years. These leases are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Company and Cleveland Electric are responsible for paying all taxes, insurance premiums, operation and maintenance expenses and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Company and Cleveland Electric have options to buy the interests back at the end of the leases for the fair market value at that time or to renew the leases. Additional lease provisions provide other purchase options along with conditions for mandatory termination of the leases (and possible repurchase of the leasehold interests) for events of default. These events include noncompliance with several financial covenants discussed in Note 11(d).

As co-lessee with Cleveland Electric, the Company is also obligated for Cleveland Electric's lease payments. If Cleveland Electric is unable to make its payments under the Mansfield Plant leases, the Company would be obligated to make such payments. No payments have been made on behalf of Cleveland Electric to date.

In April 1992, nearly all of the outstanding Secured Lease Obligation Bonds (SLOBs) issued by a special purpose corporation in connection with financing the sale and leaseback of Beaver Valley Unit 2 were refinanced through a tender offer and the sale of new bonds having a lower interest rate. As part of the refinancing transaction, the Company paid $43 million as supplemental rent to fund transaction expenses and part of the tender premium. This amount has been deferred and is being amortized over the remaining lease term. The refinancing transaction reduced the annual rental expense for the Beaver Valley Unit 2 lease by $9 million.

Future minimum lease payments under the operating leases at December 31, 1993 are summarized as follows:

                                            For        For
                                            the     Cleveland
                  Year                    Company   Electric
- ----------------------------------------  -------   ---------
                                             (millions of
                                               dollars)
1994....................................  $  103     $    63
1995....................................     102          63
1996....................................     125          63
1997....................................     102          63
1998....................................     102          63
Later Years.............................   2,021       1,391
                                          -------   ---------
      Total Future Minimum Lease
        Payments........................  $2,555     $ 1,706
                                          -------   ---------
                                          -------   ---------

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1993, 1992 and 1991 as annual rental expense for the Mansfield Plant leases was $45 million. The amounts recorded in 1993, 1992 and 1991 as annual rental expense for the Beaver Valley Unit 2 lease were $63 million, $66 million and $72 million, respectively. Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

The Company is selling 150 megawatts of its Beaver Valley Unit 2 leased capacity entitlement to Cleveland Electric. We anticipate that this sale will continue indefinitely. Revenues recorded for this transaction were $103 million, $108 million and $107 million in 1993, 1992 and 1991, respectively. The future minimum lease payments through the year 2017 associated with Beaver Valley Unit 2 aggregate $1.47 billion.

                           (3) Property Owned with Other Utilities and Investors

The Company owns, as a tenant in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Company's share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1993 includes the following facilities owned by the Company as a tenant in common with other utilities and Lessors:

                                     In-                                                Plant      Construction
                                   Service     Ownership     Ownership      Power        in          Work in        Accumulated
        Generating Unit             Date         Share       Megawatts      Source     Service       Progress       Depreciation
- -------------------------------    -------     ---------     ---------     --------    -------     ------------     -----------
                                                                                                (millions of dollars)
Davis-Besse                          1977        48.62%         429        Nuclear     $  679          $ 10            $ 163
Perry Unit 1                         1987        19.91          238        Nuclear      1,051             3              186
Beaver Valley Unit 2 and
  Common Facilities (Note 2)         1987         1.65           13        Nuclear        203             3               36
                                                                                       -------          ---            -----
      Total                                                                            $1,933          $ 16            $ 385
                                                                                       -------          ---            -----
                                                                                       -------          ---            -----

 (Toledo Edison)                       F-60                      (Toledo Edison)

                                                            (4) Construction and
                                                                   Contingencies
(A) CONSTRUCTION PROGRAM

The estimated cost of the Company's construction program for the 1994-1998 period is $259 million, including AFUDC of $10 million and excluding nuclear fuel.

The Clean Air Act will require, among other things, significant reductions in the emission of sulfur dioxide in two phases over a ten-year period and nitrogen oxides by fossil-fueled generating units.

Our compliance strategy provides for compliance with both phases through at least 2005 primarily through greater use of low-sulfur coal at some of our units and the banking of emission allowances. The plan will require capital expenditures over the 1994-2003 period of approximately $57 million for nitrogen oxide control equipment, emission monitoring equipment and plant modifications. In addition, higher fuel and other operation and maintenance expenses may be incurred. The anticipated rate increase associated with the capital expenditures and higher expenses would be less than 2% over the ten-year period. The PUCO has approved this plan. We also are seeking United States Environmental Protection Agency (U.S. EPA) approval of the first phase of our plan.

We are continuing to monitor developments in new technologies that may be incorporated into our compliance strategy. If a different plan is required by the U.S. EPA, significantly higher capital expenditures could be required during the 1994-2003 period. We believe Ohio law permits the recovery of compliance costs from customers in rates.

(B) PERRY UNIT 2

Perry Unit 2, including its share of the facilities common with Perry Unit 1, was approximately 50% complete when construction was suspended in 1985 pending consideration of various options. These options included resumption of full construction with a revised estimated cost, conversion to a nonnuclear design, sale of all or part of our ownership share, or cancellation.

We wrote off our investment in Perry Unit 2 at December 31, 1993 after we determined that it would not be completed or sold. The write-off totaled $232 million ($167 million after taxes) for the Company's 19.91% ownership share of the unit. See Note 14.

(C) HAZARDOUS WASTE DISPOSAL SITES

The Company is aware of its potential involvement in the cleanup of several hazardous waste disposal sites. The Company has accrued a liability totaling $6 million at December 31, 1993 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition or results of operations. See Management's Financial Analysis -- Outlook-Hazardous Waste Disposal Sites.

                                                     (5) Nuclear Operations and
                                                                  Contingencies
(A) OPERATING NUCLEAR UNITS

The Company's three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition and results of operations. See discussion of these risks in Management's Financial Analysis -- Outlook-Nuclear Operations.

(B) NUCLEAR INSURANCE

The Price-Anderson Act limits the liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), the Company's maximum potential assessment under that plan would be $70 million (plus any inflation adjustment) per incident. The assessment is limited to $9 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies contribute their proportionate share of any assessment.

The CAPCO companies have insurance coverage for damage to property at the Davis-Besse, Perry and Beaver Valley sites (including leased fuel and clean-up costs). Coverage amounted to $2.75 billion for each site as of January 1, 1994. Damage to property could exceed the insurance coverage by a substantial amount. If it does, the Company's share of such excess amount could have a material adverse effect on its financial condition and results of operations. Under these policies, the Company can be assessed a maximum of $11 million during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

The Company also has extra expense insurance coverage. It includes the incremental cost of any replacement power purchased (over the costs which would have been incurred had the units been operating) and other incidental expenses after the occurrence of certain types of accidents at our nuclear units. The amounts of the coverage are 100% of the estimated extra expense per week during the 52-week period starting 21 weeks after an accident and 67% of such estimate per week for the next 104 weeks. The amount and duration of extra expense could substantially exceed the insurance coverage.

 (Toledo Edison)                       F-61                      (Toledo Edison)

                                                                (6) Nuclear Fuel

Nuclear fuel is financed for the Company and Cleveland Electric through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $382 million ($232 million from intermediate-term notes and $150 million from bank credit arrangements). Financing in an amount up to $750 million is permitted. The intermediate-term notes mature in the period 1994-1997, with $75 million maturing in September 1994. At December 31, 1993, $154 million of nuclear fuel was financed for the Company. The Company and Cleveland Electric severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments for the Company of $52 million, $29 million and $20 million, respectively, at December 31, 1993. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $6 million in both 1993 and 1992 and $9 million in 1991. The estimated future lease amortization payments based on projected consumption are $49 million in 1994, $42 million in 1995, $37 million in 1996, $33 million in 1997 and $30 million in 1998.

                                                          (7) Regulatory Matters

Phase-in deferrals were recorded beginning in 1989 pursuant to the phase-in plan approved by the PUCO in a January 1989 rate order for the Company. The phase-in plan was designed so that the projected revenues resulting from the authorized rate increases and anticipated sales growth provided for the phase-in of certain nuclear costs over a ten-year period. The plan required the deferral of a portion of the operating expenses and both interest and equity carrying charges on the Company's deferred rate-based investments in Perry Unit 1 and Beaver Valley Unit 2 during the early years of the plan. The amortization and recovery of such deferrals were scheduled to be completed by 1998.

As we developed our strategic plan, we evaluated the future recovery of our deferred charges and continued application of the regulatory accounting measures we follow pursuant to PUCO orders. We concluded that projected revenues would not provide for the recovery of the phase-in deferrals as scheduled because of economic and competitive pressures. Accordingly, we wrote off the cumulative balance of the phase-in deferrals. The total phase-in deferred operating expenses and carrying charges written off at December 31, 1993 by the Company were $55 million and $186 million, respectively (totaling $165 million after taxes). See Note 14. While recovery of our other regulatory deferrals remains probable, our current assessment of business conditions has prompted us to change our future plans. We decided that, once the deferral of expenses and acceleration of benefits under our Rate Stabilization Program are completed in 1995, we should no longer plan to use regulatory accounting measures to the extent we have in the past.

In October 1992, the PUCO approved a Rate Stabilization Program that was designed to encourage economic growth in the Company's service area by freezing the Company's base rates until 1996 and limiting subsequent rate increases to specified annual amounts not to exceed $89 million over the 1996-1998 period.

As part of the Rate Stabilization Program, the Company is allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate amortization of certain benefits. Such regulatory accounting measures provide for rate stabilization by rescheduling the timing of rate recovery of certain costs and the amortization of certain benefits during the 1992-1995 period. The continued use of these regulatory accounting measures will be dependent upon our continuing assessment and conclusion that there will be probable recovery of such deferrals in future rates.

The regulatory accounting measures we are eligible to record through December 31, 1995 include the deferral of post-in-service interest carrying charges, depreciation expense and property taxes on assets placed in service after February 29, 1988 and the deferral of operating expenses equivalent to an accumulated excess rent reserve for Beaver Valley Unit 2 (which resulted from the April 1992 refinancing of SLOBs as discussed in Note 2). The cost deferrals recorded in 1993 and 1992 pursuant to these provisions were $39 million and $32 million, respectively. Amortization and recovery of these deferrals will occur over the average life of the related assets and the remaining lease period, or approximately 30 years, and will commence with future rate recognition. The regulatory accounting measures also provide for the accelerated amortization of certain unrestricted excess deferred tax and unrestricted investment tax credit balances and interim spent fuel storage accrual balances for Davis-Besse. The total amount of such regulatory benefits recognized in 1993 and 1992 pursuant to these provisions was $18 million and $5 million, respectively.

The Rate Stabilization Program also authorized the Company to defer and subsequently recover the incremental expenses associated with the adoption of the accounting standard for postretirement benefits other than pensions (SFAS
106). In 1993, we deferred $37 million pursuant to this provision. Amortization and recovery of this

 (Toledo Edison)                       F-62                      (Toledo Edison)
deferral will commence prior to 1998 and is expected to be completed by no later than 2012. See Note 9(b).

                                                          (8) Federal Income Tax

Federal income tax, computed by multiplying income before taxes by the statutory rate (35% in 1993 and 34% in both 1992 and 1991), is reconciled to the amount of federal income tax recorded on the books as follows:

                                           1993     1992   1991
                                           -----    ----   ----
                                               (millions of
                                                 dollars)
Book Income (Loss) Before Federal Income
  Tax                                      $(428)   $105   $88
                                           -----    ----   ----
                                           -----    ----   ----
Tax (Credit) on Book Income (Loss) at
  Statutory Rate                           $(150)   $ 36   $30
Increase (Decrease) in Tax:
    Write-off of Perry Unit 2                 16      --    --
    Write-off of phase-in deferrals            8      --    --
    Depreciation                             (12)     (6)    3
    Rate Stabilization Program               (10)     (2)   --
    Sale and leaseback transactions and
     amortization                              5       5     5
    Other items                                4       1    --
                                           -----    ----   ----
Total Federal Income Tax Expense (Credit)  $(139)   $ 34   $38
                                           -----    ----   ----
                                           -----    ----   ----

Federal income tax expense is recorded in the Income Statement as follows:

                                           1993     1992   1991
                                           -----    ----   ----
                                               (millions of
                                                 dollars)
Operating Expenses:
  Current Tax Provision                    $  36    $ 26   $ 14
  Changes in Accumulated Deferred Federal
    Income Tax:
    Write-off of deferred operating
      expenses                               (13)     --     --
    Accelerated depreciation and
      amortization                            35       7      9
    Alternative minimum tax credit           (37)    (13)   (44)
    Retirement and postemployment
      benefits                               (20)     --     --
    Sale and leaseback transactions and
     amortization                              5       4     13
    Taxes, other than federal income
      taxes                                   (7)      5     --
    Rate Stabilization Program                (1)      2     --
    Reacquired debt costs                     (1)      4      7
    Deferred fuel costs                       --       1     (4)
    Other items                               (7)     (3)    10
  Investment Tax Credits                      --      --     27
                                           -----    ----   ----
      Total Expense (Credit) to Operating
        Expenses                             (10)     33     32
                                           -----    ----   ----
Nonoperating Income:
  Current Tax Provision                      (15)    (20)   (38)
  Changes in Accumulated Deferred Federal
    Income Tax:
    Write-off of deferred carrying
      charges                                (63)     --     --
    Write-off of Perry Unit 2                (65)     --     --
    Disallowed nuclear costs                  14       7     --
    Rate Stabilization Program                 4       5     --
    AFUDC and carrying charges                 5       9      9
    Net operating loss carryforward           (7)     --     35
    Other items                               (2)     --     --
                                           -----    ----   ----
      Total Expense (Credit) to
        Nonoperating Income                 (129)      1      6
                                           -----    ----   ----
Total Federal Income Tax Expense (Credit)  $(139)   $ 34   $ 38
                                           -----    ----   ----
                                           -----    ----   ----

The Company joins in the filing of a consolidated federal income tax return with its affiliated companies. The method of tax allocation reflects the benefits and burdens realized by each company's participation in the consolidated tax return, approximating a separate return result for each company.

In August 1993, the 1993 Tax Act was enacted. Retroactive to January 1, 1993, the top marginal corporate income tax rate increased to 35%. The change in tax rate increased Accumulated Deferred Federal Income Taxes for the future tax obligation by approximately $29 million. Since the PUCO has historically permitted recovery of such taxes from customers when they become payable, the deferred charge, Amounts Due from Customers for Future Federal Income Taxes, also was increased by $29 million. The 1993 Tax Act is not expected to materially impact future results of operations or cash flow.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $178 million and deferred tax liabilities of $649 million at December 31, 1993 and deferred tax assets of $154 million and deferred tax liabilities of $794 million at December 31, 1992. These are summarized as follows:

                                                   December
                                                      31,
                                                  -----------
                                                  1993   1992
                                                  ----   ----
                                                   (millions
                                                  of dollars)
Property, plant and equipment                     $534   $656
Deferred carrying charges and operating expenses    79    119
Net operating loss carryforwards                   (39)   (56)
Investment tax credits                             (55)   (58)
Other                                              (48)   (21)
                                                  ----   ----
    Net deferred tax liability                    $471   $640
                                                  ----   ----
                                                  ----   ----

For tax purposes, net operating loss (NOL) carryforwards of approximately $111 million are available to reduce future taxable income and will expire in 2003 through 2005. The 35% tax effect of the NOLs is $39 million.

The Tax Reform Act of 1986 provides for an alternative minimum tax (AMT) credit to be used to reduce the regular tax to the AMT level should the regular tax exceed the AMT. AMT credits of $77 million are available to offset future regular tax. The credits may be carried forward indefinitely.

                                                              (9) Retirement and
                                                         Postemployment Benefits

(A) RETIREMENT INCOME PLAN

Prior to December 31, 1993, the Company sponsored a noncontributory pension plan which covered all employee groups. The plan was merged with another plan which covered employees of Cleveland Electric and the Service Company into a single plan on December 31, 1993. The amount of retirement benefits generally depends upon the length of service. Under certain circumstances, benefits can begin as early as age 55. The funding policy is to

 (Toledo Edison)                       F-63                      (Toledo Edison)
comply with the Employee Retirement Income Security Act of 1974 guidelines.

In 1993, the Company offered the VTP, an early retirement program. Operating expenses for 1993 included $59 million of pension plan accruals to cover enhanced VTP benefits and an additional $3 million of pension costs for VTP benefits paid to retirees from corporate funds. The $3 million is not included in the pension data reported below. A credit of $15 million resulting from a settlement of pension obligations through lump sum payments to almost all the VTP retirees partially offset the VTP expenses.

Net pension and VTP costs for 1991 through 1993 were comprised of the following components:

                                          1993    1992    1991
                                          ----    ----    ----
                                              (millions of
                                                dollars)
Pension Costs:
  Service cost for benefits earned
    during the
    period                                $  5    $  5    $  5
  Interest cost on projected benefit
    obligation                              11      11      11
  Actual return on plan assets             (15)     (5)    (30)
  Net amortization and deferral              2     (10)     15
                                          ----    ----    ----
    Net pension costs                        3       1       1
VTP cost                                    59      --      --
Settlement gain                            (15)     --      --
                                          ----    ----    ----
    Net costs                             $ 47    $  1    $  1
                                          ----    ----    ----
                                          ----    ----    ----

The following table presents a reconciliation of the funded status of the Company's former plan at December 31, 1992 with comparable information for a portion of the merged plan at December 31, 1993. The December 31, 1993 benefit obligation estimates were derived from information for the former plans. Plan assets of the merged plan were allocated based on a pro rata share of the projected benefit obligation.

                                                 1993    1992
                                                 ----    ----
                                                 (millions of
                                                   dollars)
Actuarial present value of benefit obligations:
  Vested benefits                                $102    $ 95
  Nonvested benefits                               11      12
                                                 ----    ----
    Accumulated benefit obligation                113     107
  Effect of future compensation levels             16      35
                                                 ----    ----
    Total projected benefit obligation            129     142
Plan assets at fair market value                  118     169
                                                 ----    ----
    Funded status                                 (11)     27
Unrecognized net gain from variance between
  assumptions and experience                      (50)    (33)
Unrecognized prior service cost                     4       5
Transition asset at January 1, 1987 being
  amortized over 19 years                          (8)    (17)
                                                 ----    ----
    Net accrued pension liability included in
      Deferred Credits - Other in the Balance
      Sheet                                      $(65)   $(18)
                                                 ----    ----
                                                 ----    ----

At December 31, 1993, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.25% and 8.75%, respectively. The long-term rate of annual compensation increase assumption was 4.25%. At
December 31, 1992, the settlement rate and long-term rate of return on plan assets assumptions were 8.5% and the long-term rate of annual compensation increase assumption was 5%.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

(B) OTHER POSTRETIREMENT BENEFITS

Centerior Energy sponsors jointly with its subsidiaries a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. A policy limiting the employer's contribution for retiree medical coverage for employees retiring after March 31, 1993 was implemented in February 1993.

The Company adopted SFAS 106, the accounting standard for postretirement benefits other than pensions, effective January 1, 1993. The standard requires the accrual of the expected costs of such benefits during the employees' years of service. Previously, the costs of these benefits were expensed as paid, which is consistent with ratemaking practices. Such costs for the Company totaled $4 million in both 1992 and 1991, which included medical benefits of $3 million in both years. The total amount accrued by the Company for SFAS 106 costs for 1993 was $42 million, of which $1 million was capitalized and $41 million was expensed as other operation and maintenance expenses. In 1993, the Company deferred incremental SFAS 106 expenses totaling $37 million pursuant to a provision of the Rate Stabilization Program. See Note 7.

The components of the total postretirement benefit costs for 1993 were as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Service cost for benefits earned                       $  1
Interest cost on accumulated postretirement
  benefit obligation                                      6
Amortization of transition obligation at January
  1, 1993 of $63 million over 20 years                    3
VTP curtailment cost (includes $6 million
  transition obligation adjustment)                      32
                                                        ---
  Total costs                                          $ 42
                                                        ---
                                                        ---

These amounts included costs for the Company and a pro rata share of the Service Company's costs.

The accumulated postretirement benefit obligation and accrued postretirement benefit cost at December 31, 1993

 (Toledo Edison)                       F-64                      (Toledo Edison)
for the Company and its share of the Service Company's obligation are summarized as follows:

                                                     Millions
                                                    of Dollars
                                                    ----------
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                                 $(88)
  Other active plan participants                         (9)
                                                      -----
    Accumulated postretirement benefit obligation       (97)
Unrecognized net loss from variance between
  assumptions and experience                              5
Unamortized transition obligation                        54
                                                      -----
    Accrued postretirement benefit cost                $(38)
                                                      -----
                                                      -----

The Balance Sheet classification of Other Noncurrent Liabilities at December 31, 1993 includes only the Company's accrued postretirement benefit cost of $33 million and excludes the Service Company's portion since the Service Company's total accrued cost is carried on its books.

At December 31, 1993, the settlement rate and the long-term rate of annual compensation increase assumptions were 7.25% and 4.25%, respectively. The assumed annual health care cost trend rates (applicable to gross eligible charges) are 9.5% for medical and 8% for dental in 1994. Both rates reduce gradually to a fixed rate of 4.75% in 1996 and later years. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by 1% in each future year, the accumulated postretirement benefit obligation as of December 31, 1993 would increase by $4 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $0.3 million.

(C) POSTEMPLOYMENT BENEFITS
In 1993, the Company adopted SFAS 112, the new accounting standard which requires the accrual of postemployment benefit costs. Postemployment benefits are the benefits provided to former or inactive employees after employment but before retirement, such as worker's compensation, disability benefits and severance pay. The adoption of this accounting method did not materially affect the Company's 1993 results of operations or financial position.

                                                                 (10) Guarantees

The Company has guaranteed certain loan and lease obligations of a mining company under a long-term coal purchase arrangement. This arrangement requires payments to the mining company for any actual expenses (as advance payments for coal) when the mines are idle for reasons beyond the control of the mining company. At December 31, 1993, the principal amount of the mining company's loan and lease obligations guaranteed by the Company was $20 million.

                                                             (11) Capitalization

(A) CAPITAL STOCK TRANSACTIONS

Preferred stock shares retired during the three years ended December 31, 1993 are listed in the following table.

                                              1993   1992  1991
                                              ----   ---   ---
                                               (thousands of
                                                  shares)
Subject to Mandatory Redemption:
  $100 par $11.00                               --   (25)  (10)
            9.375                              (17)  (17)  (17)
    25 par   2.81                             (800)   --    --
                                              ----   ---   ---
    Total                                     (817)  (42)  (27)
                                              ----   ---   ---
                                              ----   ---   ---

(B) EQUITY DISTRIBUTION RESTRICTIONS

Federal law prohibits the Company from paying dividends out of capital accounts. However, the Company may pay dividends out of appropriated retained earnings and current earnings. At December 31, 1993, the Company had $42 million of appropriated retained earnings for the payment of preferred stock dividends. The Company is currently prohibited from paying a common stock dividend by a provision in its mortgage.

(C) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $12 million in each year 1994 through 1996 and $2 million in both 1997 and 1998.

The annual preferred stock mandatory redemption provisions are as follows:

                                    Shares                Price
                                    To Be     Beginning    Per
                                   Redeemed      in       Share
                                   --------   ---------   -----
$100 par $9.375                     16,650       1985     $100
  25 par  2.81                     400,000       1993       25

The annualized preferred dividend requirement at December 31, 1993 was $21 million.

The preferred dividend rates on the Company's Series A and B fluctuate based on prevailing interest rates and market conditions. The dividend rates for these issues averaged 7.41% and 8.22%, respectively, in 1993.

Preference stock authorized for the Company is 5,000,000 shares with a $25 par value. No preference shares are currently outstanding.

With respect to dividend and liquidation rights, the Company's preferred stock is prior to its preference stock and common stock, and its preference stock is prior to its common stock.

 (Toledo Edison)                       F-65                      (Toledo Edison)

(D) LONG-TERM DEBT AND OTHER
    BORROWING ARRANGEMENTS

Long-term debt, less current maturities, was as follows:

                                     Actual
                                   or Average
                                    Interest
                                    Rate at       December 31,
                                  December 31,   ---------------
        Year of Maturity              1993        1993     1992
- --------------------------------  ------------   ------   ------
                                                  (millions of
                                                    dollars)
First mortgage bonds:
  1997                                6.125%     $   31   $   31
  1998                               10.00            1        1
  1999-2003                           7.46          162      162
  2004-2008                           7.88          145      145
  2009-2013                           2.50           31       31
  2019-2023                           7.06          215      215
                                                 ------   ------
                                                    585      585
Secured medium term notes due
  1995-2021                           8.44          250      182
Term bank loans due 1995-1996         8.77          109      113
Notes due 1995-1997                   9.63           43       60
Debentures due 2002                   8.70          135      135
Pollution control notes due
  1995-2015                          12.02          105      105
Other -- net                         --              (2)      (2)
                                                 ------   ------
    Total Long-Term Debt                         $1,225   $1,178
                                                 ------   ------
                                                 ------   ------

Long-term debt matures during the next five years as follows: $45 million in 1994, $71 million in 1995, $91 million in 1996 and $39 million in both 1997 and 1998.

The Company issued $275 million aggregate principal amount of secured medium-term notes during the 1991-1993 period. The notes are secured by first mortgage bonds.

The Company's mortgage constitutes a direct first lien on substantially all property owned and franchises held by the Company. Excluded from the lien, among other things, are cash, securities, accounts receivable, fuel, supplies and automotive equipment.

Certain unsecured loan agreements of the Company contain covenants relating to capitalization ratios, fixed charge coverage ratios and limitations on secured financing other than through first mortgage bonds or certain other transactions. Two reimbursement agreements relating to separate letters of credit issued in connection with the sale and leaseback of Beaver Valley Unit 2 contain several financial covenants affecting the Company, Cleveland Electric and Centerior Energy. Among these are covenants relating to fixed charge coverage ratios and capitalization ratios. The write-offs recorded at December 31, 1993 caused the Company, Cleveland Electric and Centerior Energy to violate certain covenants contained in the two reimbursement agreements. The affected creditors have waived those violations in exchange for commitments to provide them with a second mortgage security interest on property of the Company and Cleveland Electric and other considerations. We expect to complete this process in the second quarter of 1994. We will provide the same security interest to certain other creditors because their agreements require equal treatment. We expect to provide second mortgage collateral for $172 million of unsecured debt, $228 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Company and Cleveland Electric.

                                          (12) Short-Term Borrowing Arrangements

In May 1993, Centerior Energy arranged for a $205 million, three-year revolving credit facility. The facility may be renewed twice for one-year periods at the option of the participating banks. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Company and Cleveland Electric. Centerior Energy plans to transfer any of its borrowed funds to the Company and Cleveland Electric, while the Service Company may borrow up to $25 million for its own use. The banks' fee is 0.5% per annum payable quarterly in addition to interest on any borrowings. That fee is expected to increase to 0.625% when the facility agreement is amended as discussed below. There were no borrowings under the facility at December 31, 1993. The facility agreement contains covenants relating to capitalization and fixed charge coverage ratios for the Company, Cleveland Electric and Centerior Energy. The write-offs recorded at December 31, 1993 caused the ratios to fall below those covenant requirements. The revolving credit facility is expected to be available for borrowings after the facility agreement is amended in the second quarter of 1994 to provide the participating creditors with a second mortgage security interest.

Short-term borrowing capacity authorized by the PUCO annually is $150 million for the Company. The Company and Cleveland Electric are authorized by the PUCO to borrow from each other on a short-term basis.

At December 31, 1993, the Company had no commercial paper outstanding. The Company is unable to rely on the sale of commercial paper to provide short-term funds because of its below investment grade commercial paper credit ratings.

 (Toledo Edison)                       F-66                      (Toledo Edison)

                                                     (13) Financial Instruments'
                                                                      Fair Value

The estimated fair values at December 31, 1993 and 1992 of financial instruments that do not approximate their carrying amounts are as follows:

                                           December 31,
                                ----------------------------------
                                      1993              1992
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                      (millions of dollars)
Nuclear Plant Decommissioning
  Trusts                         $   26   $   27   $   20   $   21
Preferred Stock, with Mandatory
  Redemption Provisions
  (including current portion)        40       42       62       66
Long-Term Debt (including
  current portion)                1,271    1,314    1,225    1,221

The fair value of the nuclear plant decommissioning trusts is estimated based on the quoted market prices for the investment securities. The fair value of the Company's preferred stock with mandatory redemption provisions and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1993 and 1992 because of their short-term nature.

                                (14) Quarterly Results of Operations (Unaudited)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1993.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                    (millions of dollars)
1993
  Operating Revenues         $ 215      $210      $ 239     $  207
  Operating Income (Loss)       39        42         17        (10)
  Net Income (Loss)             18        20         (5)      (323)
  Earnings (Loss)
    Available for Common
    Stock                       12        14        (10)      (328)
1992
  Operating Revenues         $ 207      $202      $ 225     $  210
  Operating Income              38        29         52         31
  Net Income                    11         4         36         20
  Earnings (Loss)
    Available for Common
    Stock                        5        (3)        30         14

Earnings for the quarter ended September 30, 1993 were decreased by $35 million as a result of the recording of $54 million of VTP pension-related benefits.

Earnings for the quarter ended December 31, 1993 were decreased as a result of year-end adjustments for the $232 million write-off of Perry Unit 2 (see Note 4(b)), the $241 million write-off of the phase-in deferrals (see Note 7) and $19 million of other charges. These adjustments decreased quarterly earnings by $345 million.

Earnings for the quarter ended September 30, 1992 were increased by $15 million as a result of the recording of deferred operating expenses and carrying charges for the first nine months of 1992 totaling $22 million under the Rate Stabilization Program approved by the PUCO in October 1992. See Note 7.

                                              (15) Pending Merger of the Company
                                                         with Cleveland Electric

On March 25, 1994, Centerior Energy announced that its operating utility subsidiaries, the Company and Cleveland Electric, plan to merge into a single operating entity. Since the Company and Cleveland Electric affiliated in 1986, efforts have been made to consolidate operations and administration as much as possible to achieve maximum cost savings. The merger of the two companies into a single entity is the completion of this consolidation process. Various aspects of the merger are subject to the approval of the FERC, the PUCO and other regulatory authorities. The merger must be approved by share owners of the Company's preferred stock. Share owners of Cleveland Electric's preferred stock must approve the authorization of additional shares of preferred stock. Share owners of the Company's preferred stock will exchange their shares for preferred stock shares of the successor corporation having substantially the same terms, while Cleveland Electric's preferred stock will automatically become shares of the successor corporation. Debt holders of the merging companies will become debt holders of the successor corporation. The merging companies plan to seek preferred stock share owner approval in the summer of 1994. The merger is expected to be effective in late 1994.

For the merging companies, the combined pro forma operating revenues were $2.475 billion, $2.439 billion and $2.561 billion and the combined pro forma net income
(loss) was $(876) million, $276 million and $296 million for the years ended December 31, 1993, 1992 and 1991, respectively. The pro forma data is based on accounting for the merger on a method similar to a pooling of interests. The pro forma data is not necessarily indicative of the results of operations which would have been reported had the merger been in effect during those years or which may be reported in the future. The pro forma data should be read in conjunction with the audited financial statements of both the Company and Cleveland Electric.

 (Toledo Edison)                       F-67                      (Toledo Edison)

                          FINANCIAL AND
                     STATISTICAL REVIEW
- ----------------------------------------------------------------------

                 Operating Revenues (millions of dollars)

                                                                                                                 Steam
                                                                          Total                     Total       Heating
     Year         Residential     Commercial     Industrial     Other     Retail     Wholesale     Electric      & Gas
- -----------------------------------------------------------------------------------------------------------------------
1993                 $ 229            180            244          71        724         147           871          --
1992                   215            175            236          61        687         158           845          --
1991                   230            184            236          90        740         147           887          --
1990                   224            175            236          78        713         150           863          --
1989                   216            164            227          99        706         160           866          --
1983                   161            105            170          42        478          21           499           9


                 Operating
     Year        Revenues
- ----------      ----------
1993               $ 871
1992                 845
1991                 887
1990                 863
1989                 866
1983                 508

- --------------------------------------------------------------------------------

                 Operating Expenses (millions of dollars)

                                   Other                                        Deferred      Federal
                   Fuel &        Operation      Depreciation       Taxes,       Operating     Income       Total
                  Purchased          &               &           Other Than     Expenses,     Taxes      Operating
     Year           Power       Maintenance     Amortization        FIT            Net        (Credit)   Expenses
- ------------------------------------------------------------------------------------------------------------------
1993                $ 173           456(a)            76              91            (4)(b)      (10)       $ 782
1992                  169           342               77              91           (17)          33          695
1991                  178           356               72(c)           89             1           32          728
1990                  174           373               73              79           (10)          21          710
1989                  172           373               85              72           (16)          37          723
1983                  125           115               51              45            --           57          393

- --------------------------------------------------------------------------------

                 Income (Loss) (millions of dollars)

                                                                        Federal        Income
                                             Other        Deferred       Income        (Loss)
                                            Income &      Carrying      Taxes--        Before
                  Operating     AFUDC--    Deductions,    Charges,       Credit       Interest
     Year          Income       Equity        Net           Net        (Expense)      Charges
- ----------------------------------------------------------------------------------------------
1993                $  89           1         (232)(d)      (161)(b)       129         $ (174)
1992                  150           1            1            41            (1)           192
1991                  159           1            5            22            (6)           181
1990                  153           3            5            43             9            213
1989                  143           9           20            82           (22)           232
1983                  115          66            1            --            24            206

- --------------------------------------------------------------------------------

                 Income (Loss) (millions of dollars)

                                                                     Earnings
                                                                      (Loss)
                                           Net       Preferred     Available for
                    Debt       AFUDC--    Income       Stock          Common
     Year         Interest      Debt      (Loss)     Dividends         Stock
- --------------------------------------------------------------------------------
1993                $116          (1)      (289)         23            $(312)
1992                 122          (1)        71          24               47
1991                 132          (1)        50          25               25
1990                 135          (3)        81          25               56
1989                 145          (5)        92          25               67
1983                 104         (26)       128          30               98

- --------------------------------------------------------------------------------

(a) Includes early retirement program expenses and other charges of $107 million in 1993.

(b) Includes write-off of phase-in deferrals of $241 million in 1993, consisting of $55 million of deferred operating expenses and $186 million of deferred carrying charges.

(c) In 1991, a change in accounting for nuclear plant depreciation was adopted, changing from the units-of-production method to the straight-line method at a 2.5% rate.

 (Toledo Edison)                       F-68                      (Toledo Edison)

                                                       The Toledo Edison Company

           Electric Sales (millions of KWH)                                       Electric Customers (year end)
                                                                                                                         Industrial
  Year       Residential    Commercial    Industrial    Wholesale     Other      Total      Residential    Commercial     & Other
- ---------------------------------------------------------------------------------------     ---------------------------------------
1993            2 039          1 672        3 776          2 146       490       10 123       255 109        26 049        4 076
1992            1 941          1 619        3 563          2 753       478       10 354       255 299        25 870        4 372
1991            2 041          1 683        3 543          2 587       482       10 336       254 500        26 044        4 444
1990            1 950          1 614        3 617          2 333       496       10 010       253 965        25 822        4 555
1989            2 017          1 622        3 740          3 138       495       11 012       253 234        25 803        4 434
1983            1 915          1 341        3 127            476       428        7 287       242 959        23 694        3 864

                       Residential Usage
                                    Average     Average
                       Average       Price      Revenue
                       KWH Per        Per        Per
  Year      Total      Customer       KWH       Customer
- -------   ---------    ---------------------------------
1993       285 234       7 997       11.23c     $897.65
1992       285 541       7 632       11.08       845.99
1991       284 988       7 990       11.26       897.41
1990       284 342       7 692       11.48       882.99
1989       283 471       7 989       10.71       855.29
1983       270 517       7 900        8.44       665.43

- --------------------------------------------------------------------------------

               Load (MW & %)                                Energy (millions of KWH)                                       Fuel

               Operable
               Capacity                                             Company Generated
               at Time      Peak      Capacity      Load      -----------------------------     Purchased                Fuel Cost
    Year       of Peak      Load       Margin      Factor     Fossil     Nuclear     Total        Power       Total       Per KWH
- --------------------------------------------------------   ---------------------------------------------------------     ---------
1993             1 874      1 568       16.3%       64.3%      5 548      4 791      10 339        196        10 535        1.42c
1992             1 727      1 514       12.3        63.2       4 656      6 293      10 949        (82)       10 867        1.41
1991             1 758      1 510       14.1        64.5       4 848      6 003      10 851         95        10 946        1.44
1990             1 752      1 516       13.5        63.0       5 535      4 219       9 754        902        10 656        1.50
1989             1 894      1 526       19.4        65.2       5 206      5 552      10 758        788        11 546        1.42
1983             1 777      1 325       25.4        65.6       4 683      2 383       7 066        749         7 815        1.67


              Efficiency--
               BTU Per
    Year         KWH
- ------------  ----------
1993            10 146
1992            10 284
1991            10 327
1990            10 220
1989            10 293
1983            10 337

- --------------------------------------------------------------------------------

               Investment (millions of dollars)

                                                        Construction
               Utility                                    Work In                       Total
               Plant       Accumulated                    Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net         & Perry        Fuel and     Plant and       Plant       Total
    Year       Service     Amortization      Plant         Unit 2         Other       Equipment     Additions     Assets

- -----------------------------------------------------------------------------------------------     ---------     -------
1993           $2 837           788           2 049            40           142        $ 2 231        $  43       $3 510
1992            2 847           760           2 087           280           164          2 531           44        3 939
1991            2 692           709           1 983           308           198          2 489           54        3 926
1990            2 604           640           1 964           349           224          2 537           87        3 913
1989            2 528           565           1 963           342           237          2 542           73        4 051
1983            1 342           325           1 017         1 094           164(e)       2 275          294        2 501

- --------------------------------------------------------------------------------

<Caption
               Capitalization (millions of dollars & %)
                                                         Preferred
                                      Preferred            Stock,
                                        Stock,            without
                                    with Mandatory       Mandatory
                  Common Stock        Redemption         Redemption
    Year             Equity           Provisions         Provisions        Long-Term Debt      Total
- -----------------------------------------------------------------------------------------------------
1993             $623        30%      28         1%     210        10%     1 225        59%    $2 086
1992              935        39       50         2      210         9      1 178        50      2 373
1991              888        38       64         3      210         9      1 158        50      2 320
1990              881        39       66         3      210         9      1 097        49      2 254
1989              898        38       69         3      210         9      1 197        50      2 374
1983              716        36       94         5      200        10        985        49      1 995

- --------------------------------------------------------------------------------

(d) Includes write-off of Perry Unit 2 of $232 million in 1993.

(e) Restated for effects of capitalization of nuclear fuel lease and financing arrangements pursuant to Statement of Financial Accounting Standards 71.

 (Toledo Edison)                       F-69                      (Toledo Edison)

                               INDEX TO SCHEDULES
                                                                       Page
Centerior Energy Corporation and Subsidiaries:

Schedule V      Property, Plant and Equipment for the Years             S-2
                Ended December 31, 1993, 1992 and 1991
Schedule VI     Accumulated Depreciation and Amortization of            S-5
                Property, Plant and Equipment for the Years
                Ended December 31, 1993, 1992 and 1991
Schedule VII    Guarantees of Securities of Other Issuers for           S-8
                the Year Ended December 31, 1993
Schedule VIII   Valuation and Qualifying Accounts for the               S-9
                Years Ended December 31, 1993, 1992 and 1991
Schedule IX     Short-Term Borrowings for the Years Ended               S-10
                December 31, 1993, 1992 and 1991
Schedule X      Supplementary Income Statement Information for          S-11
                the Years Ended December 31, 1993, 1992 and 1991

The Cleveland Electric Illuminating Company and Subsidiaries:

Schedule V      Property, Plant and Equipment for the Years             S-12
                Ended December 31, 1993, 1992 and 1991
Schedule VI     Accumulated Depreciation and Amortization of            S-15
                Property, Plant and Equipment for the Years
                Ended December 31, 1993, 1992 and 1991
Schedule VII    Guarantees of Securities of Other Issuers for           S-18
                the Year Ended December 31, 1993
Schedule VIII   Valuation and Qualifying Accounts for the               S-19
                Years Ended December 31, 1993, 1992 and 1991
Schedule IX     Short-Term Borrowings for the Years Ended               S-20
                December 31, 1993, 1992 and 1991
Schedule X      Supplementary Income Statement Information for          S-21
                the Years Ended December 31, 1993, 1992 and 1991

The Toledo Edison Company:

Schedule V      Property, Plant and Equipment for the Years             S-22
                Ended December 31, 1993, 1992 and 1991
Schedule VI     Accumulated Depreciation and Amortization of            S-25
                Property, Plant and Equipment for the Years
                Ended December 31, 1993, 1992 and 1991
Schedule VII    Guarantees of Securities of Other Issuers for           S-28
                the Year Ended December 31, 1993
Schedule VIII   Valuation and Qualifying Accounts for the               S-29
                Years Ended December 31, 1993, 1992 and 1991
Schedule IX     Short-Term Borrowings for the Years Ended               S-30
                December 31, 1993, 1992 and 1991
Schedule X      Supplementary Income Statement Information for          S-31
                the Years Ended December 31, 1993, 1992 and 1991

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


                                           CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                                            SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                                   YEAR ENDED DECEMBER 31, 1993

                                                      (Thousands of Dollars)

                                   Balance at                     Retirements                      Balance at
                                  Beginning of     Additions           or                            End of
Classification                       Period         at Cost          Sales           Other           Period
- --------------                    ------------    ------------    ------------    ------------    ------------
Utility Plant (Electric):

  Intangible                          $35,040            ($72)             $0              $0         $34,968

  Production:

    Steam                           1,401,660          53,173          (5,251)        (44,745)(a)   1,404,837
    Nuclear                         5,648,748          35,382         (17,782)              0       5,666,348
    Hydraulic                          59,857           4,335              (1)              0          64,191
    Other                              14,750              33             (10)              0          14,773

  Transmission                        736,331          27,952          (1,625)          1,010 (a)     763,668

  Distribution                      1,330,851          73,245          (6,731)              0       1,397,365

  General                             221,763           4,062            (852)              1         224,974
                                  ------------    ------------    ------------    ------------    ------------

    Total Utility Plant             9,449,000         198,110         (32,252)        (43,734)      9,571,124


Perry Unit 2 (b)                      826,674         (31,436)              0        (795,238)(c)           0

Construction Work in
  Progress                            167,139          26,082             (72)        (12,218)(a)     180,931

Nuclear Fuel                        1,038,327          45,823               0               0       1,084,150

Other Property                         47,343              51             (18)         55,953 (a)     103,329
                                  ------------    ------------    ------------    ------------    ------------

    Total Property, Plant and
      Equipment                   $11,528,483        $238,630        ($32,342)      ($795,237)    $10,939,534
                                  ============    ============    ============    ============    ============


(a) Transfer of Acme Plant Unit 2 to future use and nonutility property and reclassification of future use property.
(b) Includes Perry Unit 2 AFUDC.  See Schedule VIII.
(c) Write-off of Perry Unit 2 investment.


                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992

                             (Thousands of Dollars)

                                           Balance at                     Retirements                      Balance at
                                          Beginning of     Additions           or                            End of
        Classification                       Period         at Cost          Sales           Other           Period
        --------------                    ------------    ------------    ------------    ------------    ------------
        Utility Plant (Electric):

          Intangible                          $34,774            $266              $0              $0         $35,040

          Production:

            Steam                           1,413,761          45,619         (72,212)         14,492 (a)   1,401,660
            Nuclear                         5,227,393          78,403         (12,128)        355,080 (a)   5,648,748
            Hydraulic                          55,427           5,024            (594)              0          59,857
            Other                              14,750               0               0               0          14,750

          Transmission                        710,217          19,467          (1,051)          7,698 (a)     736,331

          Distribution                      1,233,176          99,503          (3,948)          2,120 (a)   1,330,851

          General                             198,721          24,809          (1,767)              0         221,763
                                          ------------    ------------    ------------    ------------    ------------

            Total Utility Plant             8,888,219         273,091         (91,700)        379,390       9,449,000

        Perry Unit 2 (b)                      850,573         (23,899)              0               0         826,674

        Construction Work in
          Progress                            215,855         (48,434)           (282)              0         167,139

        Nuclear Fuel                          985,781          52,546               0               0       1,038,327

        Other Property                         64,763            (671)        (16,749)              0          47,343
                                          ------------    ------------    ------------    ------------    ------------

            Total Property, Plant and
              Equipment                   $11,005,191        $252,633       ($108,731)       $379,390     $11,528,483
                                          ============    ============    ============    ============    ============

        (a) Results from adoption of SFAS 109 in 1992, which requires the presentation of amounts on a pre-tax basis.  Such amounts were previously stated on a net-of-tax basis.
        (b) Includes Perry Unit 2 AFUDC.  See Schedule VIII.




                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991

                             (Thousands of Dollars)

                                           Balance at                     Retirements                      Balance at
                                          Beginning of     Additions           or                            End of
        Classification                       Period         at Cost          Sales           Other           Period
        --------------                    ------------    ------------    ------------    ------------    ------------
        Utility Plant (Electric):

          Intangible                          $22,035         $12,739              $0              $0         $34,774

          Production:

            Steam                           1,338,332          80,909          (5,480)              0       1,413,761
            Nuclear                         5,123,492         105,296          (1,395)              0       5,227,393
            Hydraulic                          56,354            (557)           (370)              0          55,427
            Other                              14,693              48               9               0          14,750

          Transmission                        694,181          16,667            (631)              0         710,217

          Distribution                      1,199,941          37,674          (4,439)              0       1,233,176

          General                             187,191          18,174          (6,644)              0         198,721
                                          ------------    ------------    ------------    ------------    ------------

            Total Utility Plant             8,636,219         270,950         (18,950)              0       8,888,219


        Perry Unit 2 (a)                      865,149         (14,576)              0               0         850,573

        Construction Work in
          Progress                            268,386         (52,531)              0               0         215,855

        Nuclear Fuel                          927,268          58,513               0               0         985,781

        Other Property                         63,524           1,254             (15)              0          64,763
                                          ------------    ------------    ------------    ------------    ------------

            Total Property, Plant and
              Equipment                   $10,760,546        $263,610        ($18,965)             $0     $11,005,191
                                          ============    ============    ============    ============    ============

        (a) Includes Perry Unit 2 AFUDC.  See Schedule VIII.



                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)


                                                      Additions                          Deductions
                                              ----------------------------       ------------------------------
                               Balance at      Charged to                                        Removal Cost     Balance at
                              Beginning of       Income                                          Net of Salvage     End of
Description                      Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                   ------------    ------------    ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation      $2,466,961        $276,251        ($47,780)(a)(b)    ($32,095)       ($14,782)     $2,648,555
           - Amortization          21,476           7,337               0                  0               0          28,813
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant         2,488,437         283,588 (c)     (47,780)           (32,095)        (14,782)      2,677,368

Other Property - Depreciation       8,166           1,480 (d)      52,875 (b)              0               0          62,521
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total                      $2,496,603        $285,068          $5,095           ($32,095)       ($14,782)     $2,739,889
                              ============    ============    ============       ============    ============    ============

Nuclear Fuel - Amortization      $653,776         $85,732 (e)          $0                 $0              $0        $739,508
                              ============    ============    ============       ============    ============    ============


       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Transfer of accumulated depreciation for Acme Plant Unit 2 and reclassification of accumulated depreciation for future use property.
       (c) Depreciation and amortization, as reported in the Income Statement, includes approximately $27 million of amortization of investment tax credits.
       (d) Nonutility plant expense charged to other income and deductions, net.
       (e) Charged to fuel and purchased power expense.





                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992

                             (Thousands of Dollars)


                                                      Additions                          Deductions
                                              ----------------------------       ------------------------------
                               Balance at      Charged to                                        Removal Cost     Balance at
                              Beginning of       Income                                          Net of Salvage     End of
Description                      Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                   ------------    ------------    ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation      $2,260,186        $261,943         $52,593 (a)       ($91,982)       ($15,779)     $2,466,961
           - Amortization          14,303           7,173               0                  0               0          21,476
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant         2,274,489         269,116 (b)      52,593            (91,982)        (15,779)      2,488,437

Other Property - Depreciation      20,250           2,049 (c)           0            (14,129)             (4)          8,166
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total                      $2,294,739        $271,165         $52,593          ($106,111)       ($15,783)     $2,496,603
                              ============    ============    ============       ============    ============    ============
Nuclear Fuel - Amortization      $527,367        $126,409 (d)          $0                 $0              $0        $653,776
                              ============    ============    ============       ============    ============    ============


       (a) Includes adjustment resulting from adoption of SFAS 109 in 1992 ($48.1 million), nuclear plant decommissioning trust earnings charged to the trust accounts, and depreciation charged to construction work in progress.
       (b) Depreciation and amortization, as reported in the Income Statement, includes approximately $13 million of amortization of investment tax credits.
       (c) Nonutility plant expense charged to other income and deductions, net.
       (d) Charged to fuel and purchased power expense.





                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991

                             (Thousands of Dollars)


                                                      Additions                          Deductions
                                              ----------------------------       ------------------------------
                               Balance at      Charged to                                        Removal Cost     Balance at
                              Beginning of       Income                                          Net of Salvage     End of
Description                      Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                   ------------    ------------    ------------       ------------    --------------  ------------

Utility Plant:

  Electric - Depreciation      $2,030,437        $248,231          $3,555 (a)(b)    ($18,950)        ($3,087)     $2,260,186
           - Amortization           8,073           5,679             551 (b)              0               0          14,303
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant         2,038,510         253,910 (c)       4,106            (18,950)         (3,087)      2,274,489

Other Property - Depreciation      18,072           2,178 (d)           0                  0               0          20,250
                              ------------    ------------    ------------       ------------    ------------    ------------

    Total                      $2,056,582        $256,088          $4,106           ($18,950)        ($3,087)     $2,294,739
                              ============    ============    ============       ============    ============    ============
Nuclear Fuel - Amortization      $404,596        $122,771 (e)          $0                 $0              $0        $527,367
                              ============    ============    ============       ============    ============    ============

       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Transfer from accumulated depreciation to accumulated amortization.
       (c) Depreciation and amortization, as reported in the Income Statement, includes approximately $11 million of amortization of investment tax credits.
       (d) Nonutility plant expense charged to other income and deductions, net.
       (e) Charged to fuel and purchased power expense.




                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)

                                                                       Principal Amount
      Name of Issuer of                                                 Guaranteed and
   Securities Guaranteed                 Title of Issue (a)             Outstanding (a)    Nature of Guarantee
- --------------------------------    -----------------------------      ---------------    -------------------
Quarto Mining Company (b)           Guaranteed Mortgage Bonds,
                                      due 2000
                                        Series  A    8.25%                       $821     Principal and Interest
                                        Series  B    9.70%                        801     Principal and Interest
                                        Series  C    9.40%                      4,007     Principal and Interest
                                        Series EA    10.25%                       954     Principal and Interest
                                        Series FA    10.50%                       731     Principal and Interest
                                        Series  G    9.05%                     12,098     Principal and Interest
                                        Series HA    7.75%                      9,308     Principal and Interest
                                        Series HB    8.31%                      5,395     Principal and Interest

                                    Guaranteed Refunding Bonds,
                                      Series I, 7.45%, due 1997                 7,381     Principal and Interest

                                    Unsecured Note, interest at prime
                                      (6% effective 7/1/93 and
                                      applicable through 12/31/93)
                                      plus 2%, due 2000                         2,849     Principal and Interest

                                    Equipment Leases                            8,557     Termination Value per
                                                                                            Agreements
                                                                              --------
                                                                               52,902
                                                                              --------
The 0hio Valley Coal Company        First Mortgage Notes,
                                      Series D, 8.00%, due 1994 to 1997         5,200     Principal and Interest
                                      Series E, 10.25%, due 1994 to 1997        2,310     Principal and Interest

                                    Equipment Leases                            4,129     Stipulated Loss Value
                                                                                            per Agreements
                                    Term Notes,
                                      9.53%, due 1994 to 1996                   1,525     Principal and Interest
                                      10.85%, due 1994 to 1997                 13,952     Principal and Interest
                                                                              --------
                                                                               27,116
                                                                              --------
                                                                              $80,018
                                                                              ========

                    (a) None of the securities were owned by the Operating Companies; none were held in the treasury of the issuer; and none were in default.
                    (b) The Operating Companies and the other CAPCO Group Companies have agreed to guarantee severally, and not jointly, their proportionate shares of Quarto Mining Company debt and lease obligations incurred while developing and equipping the mines.  The amounts shown are the Operating Companies' proportionate share of the total obligations.


                                      S-8


                            CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                       (Thousands of Dollars)

                                             Additions                           Deductions
                              ----------------------------------------      ------------------------
                              Balance at      Charged to                    Deductions                 Balance at
                              Beginning         Income                         from                      End of
Description                   of Period        Statement        Other        Reserves         Other      Period
- -----------                   ----------       ---------       -------      ----------       -------    --------

Reflected as Reductions
  to the Related Assets:

Accumulated Provision
  for Uncollectible Accounts
  (Deduction from Amounts Due
  from Customers and Others)

     1993                       $3,723        $14,139 (a)      $3,516 (b)      $17,675 (a)(c)    $0      $3,703
     1992                        3,703         19,673 (a)       2,376 (b)       22,029 (a)(c)     0       3,723
     1991                        3,026         20,567 (a)       3,192 (b)       23,082 (a)(c)     0       3,703

Reserve for Perry Unit 2
  Allowance for Funds Used
  During Construction
  (Deduction from Perry
  Unit 2)

     1993                     $212,693              $0              $0        $212,693 (d)       $0          $0
     1992                      212,693               0               0               0            0     212,693
     1991                      212,693               0               0               0            0     212,693


(a) Includes a provision and corresponding write-off of uncollectible accounts of $4,550,000, $5,968,000 and $6,020,000 in 1993, 1992 and 1991, respectively, relating to customers which qualify for the PUCO mandated Percentage of Income Payment Plan (PIPP). Such uncollectible accounts are recovered through a separate approved surcharge tariff.
(b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amount included in the last base rate cases. The amounts deferred for future recovery were $971,000 and $37,000 in 1993 and 1992, respectively.
(c) Uncollectible accounts written off.
(d) Write-off of Perry Unit 2 investment.


                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)

                                                                                                  Average
                                                              Weighted                             Daily          Average
                                                              Average          Maximum            Weighted         Daily
                                              Balance         Interest         Amount              Amount         Weighted
                                               at End         Rate at        Outstanding        Outstanding       Interest
                                                 of            End of        During the          During the     Rate During
          Category                             Period          Period          Period              Period        the Period
          --------                          ------------    ------------    -------------       ------------    ------------

          Commercial Paper
          ----------------

                  1993                               $0             0.0%         $36,900          $2,688 (a)         4.1% (b)
                  1992                                0             0.0          101,800          16,823 (a)         4.5  (b)
                  1991                                0             0.0          170,900          61,781 (a)         7.4  (b)


          Uncommitted Financing Facility
          ------------------------------

                  1993                               $0             0.0%         $80,001         $19,710 (a)         3.8% (b)
                  1992                           49,502             4.4           80,003          38,952 (a)         4.1  (b)
            Not applicable for 1991.

          (a) Computed by dividing the total of the daily outstanding balances for the year by 365 days (366 for 1992).
          (b) Computed by dividing total interest expense for the year by the average daily balance outstanding.





                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)



                   Item                                       1993            1992            1991
                   ----                                   ------------    ------------    ------------
                   Maintenance and Repairs --
                     Charged to Operating Expenses           $174,332        $184,183        $174,121
                                                          ============    ============    ============
                   Taxes, Other Than Payroll and
                     Income Taxes:

                     Charged to Operating Expenses:

                       Real and Personal Property Taxes      $170,346        $171,603        $163,123

                       Ohio State Excise Taxes                109,865         111,316         106,672

                       Other                                    9,371          11,452          11,883
                                                          ------------    ------------    ------------
                         Total Charged to Operating
                           Expenses                           289,582         294,371         281,678

                     Total Charged to Nonoperating Income         622             129             684
                                                          ------------    ------------    ------------

                       Total                                 $290,204        $294,500        $282,362
                                                          ============    ============    ============




          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                         YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)


                                               Balance at                     Retirements                      Balance at
                                              Beginning of     Additions           or                            End of
            Classification                       Period         at Cost          Sales           Other           Period
            --------------                    ------------    ------------    ------------    ------------    ------------
            Utility Plant (Electric):
              Intangible                          $22,647            ($21)             $0              $0         $22,626

              Production:

                Steam                           1,121,056          50,631          (4,177)              0       1,167,510
                Nuclear                         3,737,103          19,314         (11,474)              0       3,744,943
                Hydraulic                          59,857           4,335              (1)              0          64,191
                Other                               8,075               0               0               0           8,075

              Transmission                        584,813          23,935          (1,038)              0         607,710

              Distribution                        923,022          52,425          (5,797)              0         969,650

              General                             145,223           4,983            (781)              0         149,425
                                              ------------    ------------    ------------    ------------    ------------

                Total Utility Plant             6,601,796         155,602         (23,268)              0       6,734,130


            Perry Unit 2 (a)                      495,296         (20,361)              0        (474,935)(b)           0

            Construction Work in
              Progress                            130,327          21,783             (72)        (10,616)(c)     141,422

            Nuclear Fuel                          582,380          26,053               0               0         608,433

            Other Property                         43,260              50             (18)         10,616 (c)      53,908
                                              ------------    ------------    ------------    ------------    ------------

                Total Property, Plant and
                  Equipment                    $7,853,059        $183,127        ($23,358)      ($474,935)     $7,537,893
                                              ============    ============    ============    ============    ============

            (a) Includes Perry Unit 2 AFUDC.  See Schedule VIII.
            (b) Write-off of Perry Unit 2 investment.
            (c) Reclassification of future use property.



          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992

                             (Thousands of Dollars)


                                       Balance at                     Retirements                      Balance at
                                      Beginning of     Additions           or                            End of
    Classification                       Period         at Cost          Sales           Other           Period
    --------------                    ------------    ------------    ------------    ------------    ------------
    Utility Plant (Electric):
      Intangible                          $22,462            $185              $0              $0         $22,647

      Production:

        Steam                           1,104,815          38,830         (35,012)         12,423 (a)   1,121,056
        Nuclear                         3,461,108          51,556          (6,298)        230,737 (a)   3,737,103
        Hydraulic                          55,427           5,024            (594)              0          59,857
        Other                               8,075               0               0               0           8,075

      Transmission                        561,188          17,597          (1,028)          7,056 (a)     584,813

      Distribution                        857,392          66,747          (3,038)          1,921 (a)     923,022

      General                             125,478          20,512            (767)              0         145,223
                                      ------------    ------------    ------------    ------------    ------------

        Total Utility Plant             6,195,945         200,451         (46,737)        252,137       6,601,796


    Perry Unit 2 (b)                      507,806         (12,510)              0               0         495,296

    Construction Work in
      Progress                            161,890         (31,281)           (282)              0         130,327

    Nuclear Fuel                          551,934          30,446               0               0         582,380

    Other Property                         60,667            (688)        (16,719)              0          43,260
                                      ------------    ------------    ------------    ------------    ------------

        Total Property, Plant and
          Equipment                    $7,478,242        $186,418        ($63,738)       $252,137      $7,853,059
                                      ------------    ------------    ------------    ------------    ------------


    (a) Results from adoption of SFAS 109 in 1992, which requires the presentation of amounts on a pre-tax basis.  Such amounts were previously stated on a net-of-tax basis.
    (b) Includes Perry Unit 2 AFUDC.  See Schedule VIII.




                      THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      YEAR ENDED DECEMBER 31, 1991

                                         (Thousands of Dollars)


                                   Balance at                     Retirements                      Balance at
                                  Beginning of     Additions           or                            End of
Classification                       Period         at Cost          Sales           Other           Period
- --------------                    ------------    ------------    ------------    ------------    ------------
Utility Plant (Electric):

  Intangible                          $18,499          $3,963              $0              $0         $22,462

  Production:

    Steam                           1,046,921          63,374          (5,480)              0       1,104,815
    Nuclear                         3,405,230          56,601            (723)              0       3,461,108
    Hydraulic                          56,354            (557)           (370)              0          55,427
    Other                               7,967              99               9               0           8,075

  Transmission                        547,300          14,518            (630)              0         561,188

  Distribution                        833,153          27,823          (3,584)              0         857,392

  General                             116,912          11,184          (2,618)              0         125,478
                                  ------------    ------------    ------------    ------------    ------------

    Total Utility Plant             6,032,336         177,005         (13,396)              0       6,195,945


Perry Unit 2 (a)                      521,464         (13,658)              0               0         507,806

Construction Work in
  Progress                            175,232         (13,342)              0               0         161,890

Nuclear Fuel                          520,762          31,172               0               0         551,934

Other Property                         60,221             461             (15)              0          60,667
                                  ------------    ------------    ------------    ------------    ------------

    Total Property, Plant and
      Equipment                    $7,310,015        $181,638        ($13,411)             $0      $7,478,242
                                  ============    ============    ============    ============    ============

(a) Includes Perry Unit 2 AFUDC.  See Schedule VIII.




          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)


                                                       Additions                          Deductions
                                               ----------------------------       ------------------------------
                                Balance at      Charged to                                        Removal Cost     Balance at
                               Beginning of       Income                                          Net of Salvage     End of
Description                       Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------    ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation       $1,711,620        $193,085         ($1,762)(a)(b)    ($23,111)       ($11,456)     $1,868,376
           - Amortization           16,496           4,712               0                  0               0          21,208
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant          1,728,116         197,797 (c)      (1,762)           (23,111)        (11,456)      1,889,584

Other Property - Depreciation        6,694           1,409 (d)       4,764 (b)              0               0          12,867
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total                       $1,734,810        $199,206          $3,002           ($23,111)       ($11,456)     $1,902,451
                               ============    ============    ============       ============    ============    ============

Nuclear Fuel - Amortization       $358,861         $47,372 (e)          $0                 $0              $0        $406,233
                               ============    ============    ============       ============    ============    ============


       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Reclassification of accumulated depreciation for future use property.
       (c) Depreciation and amortization, as reported in the Income Statement, includes approximately $17 million of amortization of investment tax credits.
       (d) Nonutility plant expense charged to other income and deductions, net.
       (e) Charged to fuel and purchased power expense.





          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992

                             (Thousands of Dollars)


                                                       Additions                          Deductions
                                               ----------------------------       ------------------------------
                                Balance at      Charged to                                        Removal Cost     Balance at
                               Beginning of       Income                                          Net of Salvage     End of
Description                       Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------    ------------       ------------    --------------  ------------

Utility Plant:

  Electric - Depreciation       $1,552,870        $182,706         $34,385 (a)       ($47,019)       ($11,322)     $1,711,620

           - Amortization           12,114           4,382               0                  0               0          16,496
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant          1,564,984         187,088 (b)      34,385            (47,019)        (11,322)      1,728,116

Other Property - Depreciation       18,833           1,960 (c)           0            (14,099)              0           6,694
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total                       $1,583,817        $189,048         $34,385           ($61,118)       ($11,322)     $1,734,810
                               ============    ============    ============       ============    ============    ============

Nuclear Fuel - Amortization       $288,805         $70,056 (d)          $0                 $0              $0        $358,861
                               ============    ============    ============       ============    ============    ============


       (a) Includes adjustment resulting from adoption of SFAS 109 in 1992 ($31.5 million), nuclear plant decommissioning trust earnings charged to the trust accounts, and depreciation charged to construction work in progress.
       (b) Depreciation and amortization, as reported in the Income Statement, includes approximately $8 million of amortization of investment tax credits.
       (c) Nonutility plant expense charged to other income and deductions, net.
       (d) Charged to fuel and purchased power expense.






          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991

                             (Thousands of Dollars)


                                                       Additions                          Deductions
                                               ----------------------------       ------------------------------
                                Balance at      Charged to                                        Removal Cost     Balance at
                               Beginning of       Income                                          Net of Salvage     End of
Description                       Period        Statement         Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------    ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation       $1,391,080        $173,126          $1,794 (a)(b)    ($13,396)           $266      $1,552,870
           - Amortization            7,178           4,385             551 (b)              0               0          12,114
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total Utility Plant          1,398,258         177,511 (c)       2,345            (13,396)            266       1,564,984

Other Property - Depreciation       16,793           2,040 (d)           0                  0               0          18,833
                               ------------    ------------    ------------       ------------    ------------    ------------

    Total                       $1,415,051        $179,551          $2,345           ($13,396)           $266      $1,583,817
                               ============    ============    ============       ============    ============    ============

Nuclear Fuel - Amortization       $219,938         $68,867 (e)          $0                 $0              $0        $288,805
                               ============    ============    ============       ============    ============    ============


       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Transfer from accumulated depreciation to accumulated amortization.
       (c) Depreciation and amortization, as reported in the Income Statement, includes approximately $7 million of amortization of investment tax credits.
       (d) Nonutility plant expense charged to other income and deductions, net.
       (e) Charged to fuel and purchased power expense.





          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

            SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)

                                                                      Principal Amount
      Name of Issuer of                                                Guaranteed and
    Securities Guaranteed               Title of Issue (a)            Outstanding (a)       Nature of Guarantee
- ------------------------------    -------------------------------     ----------------    -----------------------
Quarto Mining Company (b)         Guaranteed Mortgage Bonds,
                                    due 2000
                                      Series  A    8.25%                         $550     Principal and Interest
                                      Series  B    9.70%                          537     Principal and Interest
                                      Series  C    9.40%                        2,684     Principal and Interest
                                      Series EA    10.25%                         596     Principal and Interest
                                      Series FA    10.50%                         457     Principal and Interest
                                      Series  G    9.05%                        7,448     Principal and Interest
                                      Series HA    7.75%                        5,730     Principal and Interest
                                      Series HB    8.31%                        3,321     Principal and Interest

                                  Guaranteed Refunding Bonds,
                                    Series I, 7.45%, due 1997                   4,544     Principal and Interest

                                  Unsecured Note, interest at prime
                                    (6% effective 7/1/93 and
                                    applicable through 12/31/93)
                                    plus 2%, due 2000                           1,781     Principal and Interest

                                  Equipment Leases                              5,732     Termination Value per
                                                                                            Agreements
                                                                             --------
                                                                               33,380
                                                                             --------
The 0hio Valley Coal Company      First Mortgage Notes,
                                    Series D, 8.00%, due 1994 to 1997           5,200     Principal and Interest
                                    Series E, 10.25%, due 1994 to 1997          2,310     Principal and Interest

                                  Equipment Leases                              4,129     Stipulated Loss Value
                                                                                            per Agreements
                                  Term Notes,
                                    9.53%, due 1994 to 1996                     1,525     Principal and Interest
                                    10.85%, due 1994 to 1997                   13,952     Principal and Interest
                                                                             --------
                                                                               27,116
                                                                             --------
                                                                              $60,496
                                                                             --------

        (a) None of the securities were owned by Cleveland Electric; none were held in the treasury of the issuer; and none were in default.
        (b) Cleveland Electric and the other CAPCO Group Companies have agreed to guarantee severally, and not jointly, their proportionate shares of Quarto Mining Company debt and lease obligations incurred while developing and equipping the mines.  The amounts shown are
            Cleveland Electric's proportionate share of the total obligations.



                    THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                       (Thousands of Dollars)

                                             Additions                           Deductions
                              ----------------------------------------      ------------------------
                              Balance at      Charged to                    Deductions                 Balance
                              Beginning         Income                         from                    End of
Description                   of Period        Statement        Other        Reserves         Other    Period
- -----------                   ----------       ---------       -------      ----------       -------  --------

Reflected as Reductions
  to the Related Assets:

Accumulated Provision
  for Uncollectible Accounts
  (Deduction from Amounts Due
  from Customers and Others)

     1993                       $2,333         $9,280 (a)      $1,813 (b)      $11,113 (a)(c)    $0      $2,313
     1992                        2,313         16,359 (a)       1,309 (b)       17,648 (a)(c)     0       2,333
     1991                        1,826         15,669 (a)       1,686 (b)       16,868 (a)(c)     0       2,313

Reserve for Perry Unit 2
  Allowance for Funds Used
  During Construction
  (Deduction from Perry
  Unit 2)

     1993                     $124,398              $0              $0        $124,398 (d)       $0          $0
     1992                      124,398               0               0               0            0     124,398
     1991                      124,398               0               0               0            0     124,398


(a) Includes a provision and corresponding write-off of uncollectible accounts of $2,447,000, $5,269,000 $5,616,000 in 1993, 1992 and 1991, respectively, relating to customers which qualify for the PUCO mandated Percentage of Income Payment Plan (PIPP). Such uncollectible accounts are recovered through a separate PUCO approved surcharge tariff.
(b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amount included in the last base rate case. The amount deferred for future recovery was $507,000 in 1993.
(c) Uncollectible accounts written off.
(d) Write-off of Perry Unit 2 investment.



        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                             (Thousands of Dollars)

                                                                 Average
                                     Weighted                     Daily           Average
                                     Average       Maximum       Weighted          Daily
                        Balance      Interest       Amount        Amount          Weighted
                        at End       Rate at      Outstanding   Outstanding       Interest
                          of          End of      During the     During the      Rate During
Category                Period        Period        Period         Period        the Period
- --------                ------       --------    -------------  ------------     -----------
Commercial Paper
- ----------------

        1993              $0           0.0%          $36,900      $2,688 (a)         4.1% (b)
        1992               0           0.0            75,000       9,473 (a)         4.3  (b)
        1991               0           0.0           133,100      45,825 (a)         7.5  (b)

Uncommitted Financing Facility
- ------------------------------

        1993              $0           0.0%          $40,001      $8,303 (a)         3.6% (b)
        1992          10,000           4.3            40,001      17,180 (a)         4.1  (b)
  Not applicable for 1991.


(a) Computed by dividing the total of the daily outstanding balances for the year by 365 days (366 for 1992).
(b) Computed by dividing total interest expense for the year by the average daily balance outstanding.





          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                           (Thousands of Dollars)





Item                                       1993            1992            1991
- ----                                    ----------      ----------     ----------
Maintenance and Repairs --
  Charged to Operating Expenses           $114,915        $122,789       $115,816
                                        ==========      ==========     ==========
Taxes, Other Than Payroll and
  Income Taxes:

  Charged to Operating Expenses:

    Real and Personal Property Taxes      $122,405        $125,200       $119,613

    Ohio State Excise Taxes                 77,647          78,518         73,644

    Other                                    9,608          10,560         11,366
                                        ----------      ----------     ----------
      Total Charged to Operating
        Expenses                           209,660         214,278        204,623

  Total Charged to Nonoperating Income         551              38            593
                                        ----------      ----------     ----------

    Total                                 $210,211        $214,316       $205,216
                                        ==========      ==========     ==========



                         THE TOLEDO EDISON COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)


                           Balance at                  Retirements                     Balance at
                          Beginning of    Additions        or                            End of
Classification               Period        at Cost        Sales          Other           Period
- --------------            ------------    ---------    ------------     -------        -----------
Utility Plant (Electric):

  Intangible                   $12,393        ($51)             $0           $0            $12,342

  Production:

    Steam                      280,604       2,542          (1,074)      (44,745)(a)        237,327
    Nuclear                  1,911,645      16,068          (6,308)            0          1,921,405
    Other                        6,675          33             (10)            0              6,698

  Transmission                 151,518       4,017             (587)       1,010 (a)        155,958

  Distribution                 407,829      20,820             (934)           0            427,715

  General                       76,540        (921)             (71)           0             75,548
                          ------------    ---------    ------------     --------        -----------

    Total Utility Plant      2,847,204      42,508           (8,984)     (43,735)         2,836,993


Perry Unit 2 (b)               331,378     (11,075)               0     (320,303)(c)              0

Construction Work in
  Progress                      36,812       4,299                0       (1,602)(a)         39,509

Nuclear Fuel                   455,947      19,770                0            0            475,717

Other Property                   4,083           1                0       45,337 (a)         49,421
                          ------------    ---------    ------------     --------        -----------

    Total Property, Plant
      and Equipment         $3,675,424     $55,503          ($8,984)   ($320,303)        $3,401,640
                          ============    =========    ============     ========        ===========

(a) Transfer of Acme Plant Unit 2 to future use and nonutility property and reclassification of future use property.
(b) Includes Perry Unit 2 AFUDC.  See Schedule VIII.
(c) Write-off of Perry Unit 2 investment.



                           THE TOLEDO EDISON COMPANY

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1992





                             (Thousands of Dollars)


                                   Balance at                     Retirements                      Balance at
                                  Beginning of     Additions           or                            End of
Classification                       Period         at Cost          Sales           Other           Period
- --------------                    ------------    ------------    ------------    ------------    ------------
Utility Plant (Electric):

  Intangible                          $12,312             $81              $0              $0         $12,393

  Production:

    Steam                             308,946           6,789         (37,200)          2,069 (a)     280,604
    Nuclear                         1,766,285          26,847          (5,830)        124,343 (a)   1,911,645
    Other                               6,675               0               0               0           6,675

  Transmission                        149,029           1,870             (23)            642 (a)     151,518

  Distribution                        375,784          32,756            (910)            199 (a)     407,829

  General                              73,243           4,297          (1,000)              0          76,540
                                  ------------    ------------    ------------    ------------    ------------

    Total Utility Plant             2,692,274          72,640         (44,963)        127,253       2,847,204


Perry Unit 2 (b)                      342,767         (11,389)              0               0         331,378

Construction Work in
  Progress                             53,965         (17,153)              0               0          36,812

Nuclear Fuel                          433,847          22,100               0               0         455,947

Other Property                          4,096              17             (30)              0           4,083
                                  ------------    ------------    ------------    ------------    ------------

    Total Property, Plant and
      Equipment                    $3,526,949         $66,215        ($44,993)       $127,253      $3,675,424
                                  ============    ============    ============    ============    ============

(a) Results from adoption of SFAS 109 in 1992, which requires the presentation of amounts on a pre-tax basis.  Such amounts were previously stated on a net-of-tax basis.
(b) Includes Perry Unit 2 AFUDC.  See Schedule VIII.





                                      THE TOLEDO EDISON COMPANY

                               SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                      YEAR ENDED DECEMBER 31, 1991

                                         (Thousands of Dollars)


                                   Balance at                     Retirements                      Balance at
                                  Beginning of     Additions           or                            End of
Classification                       Period         at Cost          Sales           Other           Period
- --------------                    ------------    ------------    ------------    ------------    ------------
Utility Plant (Electric):

  Intangible                           $3,536          $8,776              $0              $0         $12,312

  Production:

    Steam                             291,411          17,535               0               0         308,946
    Nuclear                         1,718,262          48,695            (672)              0       1,766,285
    Other                               6,726             (51)              0               0           6,675

  Transmission                        146,881           2,149              (1)              0         149,029

  Distribution                        366,788           9,851            (855)              0         375,784

  General                              70,279           6,990          (4,026)              0          73,243
                                  ------------    ------------    ------------    ------------    ------------

    Total Utility Plant             2,603,883          93,945          (5,554)              0       2,692,274


Perry Unit 2 (a)                      343,685            (918)              0               0         342,767

Construction Work in
  Progress                             93,154         (39,189)              0               0          53,965

Nuclear Fuel                          406,506          27,341               0               0         433,847

Other Property                          3,303             793               0               0           4,096
                                  ------------    ------------    ------------    ------------    ------------

    Total Property, Plant and
      Equipment                    $3,450,531         $81,972         ($5,554)             $0      $3,526,949
                                  ============    ============    ============    ============    ============

(a) Includes Perry Unit 2 AFUDC.  See Schedule VIII.




                           THE TOLEDO EDISON COMPANY

 SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                   EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993

                             (Thousands of Dollars)

                                                          Additions                          Deductions
                                               -------------------------------       ------------------------------
                                Balance at      Charged to                                           Removal Cost     Balance at
                               Beginning of       Income                                             Net of Salvage     End of
Description                       Period        Statement            Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------       ------------       ------------    --------------  ------------

Utility Plant:

  Electric - Depreciation         $755,341         $83,166           ($46,018)(a)(b)     ($8,984)        ($3,326)       $780,179
           - Amortization            4,980           2,625                  0                  0               0           7,605
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total Utility Plant            760,321          85,791 (c)        (46,018)            (8,984)         (3,326)        787,784

Other Property - Depreciation        1,472              72 (d)         48,111 (b)              0               0          49,655
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total                         $761,793         $85,863             $2,093            ($8,984)        ($3,326)       $837,439
                               ============    ============       ============       ============    ============    ============

Nuclear Fuel - Amortization       $294,915         $38,360 (e)             $0                 $0              $0        $333,275
                               ============    ============       ============       ============    ============    ============


       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Transfer of accumulated depreciation for Acme Plant Unit 2.
       (c) Depreciation and amortization, as reported in the Income Statement, includes approximately $10 million of amortization of investment tax credits.
       (d) Nonutility plant expense charged to other income and deductions, net.
       (e) Charged to fuel and purchased power expense.


                                           THE TOLEDO EDISON COMPANY

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1992

                                              (Thousands of Dollars)





                                                          Additions                          Deductions
                                               -------------------------------       ------------------------------
                                Balance at      Charged to                                           Removal Cost     Balance at
                               Beginning of       Income                                             Net of Salvage     End of
Description                       Period        Statement            Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------       ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation         $707,316         $79,237            $18,208 (a)       ($44,963)        ($4,457)       $755,341
           - Amortization            2,189           2,791                  0                  0               0           4,980
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total Utility Plant            709,505          82,028 (b)         18,208            (44,963)         (4,457)        760,321

Other Property - Depreciation        1,417              89 (c)              0                (30)             (4)          1,472
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total                         $710,922         $82,117            $18,208           ($44,993)        ($4,461)       $761,793
                               ============    ============       ============       ============    ============    ============

Nuclear Fuel - Amortization       $238,562         $56,353 (d)             $0                 $0              $0        $294,915
                               ============    ============       ============       ============    ============    ============


       (a) Includes adjustment resulting from adoption of SFAS 109 in 1992 ($16.6 million), nuclear plant decommissioning trust earnings charged to the trust accounts, and depreciation charged to construction work in progress.
       (b) Depreciation and amortization, as reported in the Income Statement, includes approximately $5 million of amortization of investment tax credits.
       (c) Nonutility plant expense charged to other income and deductions, net.
       (d) Charged to fuel and purchased power expense.





                                           THE TOLEDO EDISON COMPANY

             SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                           YEAR ENDED DECEMBER 31, 1991

                                              (Thousands of Dollars)


                                                          Additions                          Deductions
                                               -------------------------------       ------------------------------
                                Balance at      Charged to                                           Removal Cost     Balance at
                               Beginning of       Income                                             Net of Salvage     End of
Description                       Period        Statement            Other           Retirements     Add/(Deduct)       Period
- -----------                    ------------    ------------       ------------       ------------    --------------  ------------
Utility Plant:

  Electric - Depreciation         $639,357         $75,105             $1,761 (a)        ($5,554)        ($3,353)       $707,316
           - Amortization              895           1,294                  0                  0               0           2,189
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total Utility Plant            640,252          76,399 (b)          1,761             (5,554)         (3,353)        709,505

Other Property - Depreciation        1,279             138 (c)              0                  0               0           1,417
                               ------------    ------------       ------------       ------------    ------------    ------------

    Total                         $641,531         $76,537             $1,761            ($5,554)        ($3,353)       $710,922
                               ============    ============       ============       ============    ============    ============

Nuclear Fuel - Amortization       $184,658         $53,904 (d)             $0                 $0              $0        $238,562
                               ============    ============       ============       ============    ============    ============


       (a) Includes nuclear plant decommissioning trust earnings charged to the trust accounts and depreciation charged to construction work in progress.
       (b) Depreciation and amortization, as reported in the Income Statement, includes approximately $4 million of amortization of investment tax credits.
       (c) Nonutility plant expense charged to other income and deductions, net.
       (d) Charged to fuel and purchased power expense.





                                                THE TOLEDO EDISON COMPANY

                                 SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                            YEAR ENDED DECEMBER 31, 1993

                                                 (Thousands of Dollars)

                                                                          Principal Amount
      Name of Issuer of                                                    Guaranteed and
   Securities Guaranteed                   Title of Issue (a)              Outstanding (a)    Nature of Guarantee
- --------------------------------   -----------------------------------    ---------------     --------------------
Quarto Mining Company (b)          Guaranteed Mortgage Bonds,
                                     due 2000
                                       Series  A    8.25%                           $271       Principal and Interest
                                       Series  B    9.70%                            264       Principal and Interest
                                       Series  C    9.40%                          1,323       Principal and Interest
                                       Series EA    10.25%                           358       Principal and Interest
                                       Series FA    10.50%                           274       Principal and Interest
                                       Series  G    9.05%                          4,650       Principal and Interest
                                       Series HA    7.75%                          3,578       Principal and Interest
                                       Series HB    8.31%                          2,074       Principal and Interest

                                   Guaranteed Refunding Bonds,
                                     Series I, 7.45%, due 1997                     2,837       Principal and Interest

                                   Unsecured Note, interest at
                                     prime (6% effective
                                     7/1/93 and applicable
                                     through 12/31/93) plus 2%,
                                     due 2000                                      1,068      Principal and Interest

                                   Equipment Leases                                2,825      Termination Value per
                                                                                                Agreements

                                                                                --------
                                                                                 $19,522
                                                                                ========

        (a) None of the securities were owned by Toledo Edison; none were held in the treasury of the issuer; and none were in default.
        (b) Toledo Edison and the other CAPCO Group Companies have agreed to guarantee severally, and not jointly, their proportionate shares of Quarto Mining Company debt and lease obligations incurred while developing and equipping the mines.  The amounts shown are
            Toledo Edison's proportionate share of the total obligations.



                                                    THE TOLEDO EDISON COMPANY

                                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                      FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                     (Thousands of Dollars)

                                                          Additions                       Deductions
                                                 ----------------------------    ----------------------------
                                  Balance at      Charged to                      Deductions                      Balance at
                                  Beginning         Income                           from                           End of
    Description                   of Period       Statement         Other          Reserves           Other         Period
    -----------                  ------------    ------------    ------------    ------------       ---------    ------------
    Reflected as Reductions
      to the Related Assets:

    Accumulated Provision
      for Uncollectible Accounts
      (Deduction from Amounts Due
      from Customers and Others)

         1993                         $1,390          $4,859 (a)      $1,703 (b)      $6,562 (a)(c)       $0          $1,390
         1992                          1,390           3,314 (a)       1,067 (b)       4,381 (a)(c)        0           1,390
         1991                          1,200           4,898 (a)       1,506 (b)       6,214 (a)(c)        0           1,390


    Reserve for Perry Unit 2
      Allowance for Funds Used
      During Construction
      (Deduction from Perry
      Unit 2)

         1993                        $88,295              $0              $0         $88,295 (d)          $0              $0
         1992                         88,295               0               0               0               0          88,295
         1991                         88,295               0               0               0               0          88,295

    (a) Includes a provision and corresponding write-off of uncollectible accounts of $2,103,000, $699,000 and
        $404,000 in 1993, 1992 and 1991, respectively, relating to customers which qualify for the PUCO mandated
        Percentage of Income Payment Plan (PIPP).  Such uncollectible accounts are recovered through a separate PUCO approved surcharge tariff.
    (b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amount included in the last base rate case.  The amounts deferred for future recovery were
        $464,000 and $37,000 in 1993 and 1992, respectively.
    (c) Uncollectible accounts written off.
    (d) Write-off of Perry Unit 2 investment.





                                          THE TOLEDO EDISON COMPANY

                                     SCHEDULE IX - SHORT-TERM BORROWINGS
                             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                            (Thousands of Dollars)

                                                                                    Average
                                                    Weighted                         Daily          Average
                                                    Average         Maximum         Weighted         Daily
                                    Balance         Interest         Amount          Amount         Weighted
                                     at End         Rate at       Outstanding     Outstanding       Interest
                                       of            End of        During the      During the     Rate During
Category                             Period          Period          Period          Period        the Period
- --------                          ------------    ------------    ------------    ------------    ------------

Commercial Paper
- ----------------

        1993                               $0             0.0%             $0              $0 (a)         0.0%(b)
        1992                                0             0.0          31,000           7,350 (a)         4.7 (b)
        1991                                0             0.0          45,000          15,956 (a)         7.1 (b)


Uncommitted Financing Facility
- ------------------------------

        1993                               $0             0.0%        $40,001         $11,407 (a)         3.9%(b)
        1992                           39,502             4.4          40,003          21,772 (a)         4.0 (b)
  Not applicable for 1991.


(a) Computed by dividing the total of the daily outstanding balances for the year by 365 days (366 for 1992).
(b) Computed by dividing total interest expense for the year by the average daily balance outstanding.





                             THE TOLEDO EDISON COMPANY

              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                   (Thousands of Dollars)





Item                                       1993            1992            1991
- ----                                   ------------    ------------    ------------
Maintenance and Repairs --
  Charged to Operating Expenses            $59,417         $61,394         $58,305
                                       ============    ============    ============
Taxes, Other Than Payroll and
  Income Taxes:

  Charged to Operating Expenses:

    Real and Personal Property Taxes       $47,941         $46,403         $43,510

    Ohio State Excise Taxes                 32,218          32,798          33,028

    Other                                    3,568           5,014           4,217
                                       ------------    ------------    ------------
      Total Charged to Operating
        Expenses                            83,727          84,215          80,755

  Total Charged to Nonoperating Income          71              91              91
                                       ------------    ------------    ------------

    Total                                  $83,798         $84,306         $80,846
                                       ============    ============    ============




            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                           AND THE TOLEDO EDISON COMPANY
               COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS


The following pro forma condensed balance sheets and income statements give effect to the agreement between Cleveland Electric and Toledo Edison to merge Toledo Edison into Cleveland Electric. These statements are unaudited and based on accounting for the merger on a method similar to a pooling of interests. These statements combine the two companies' historical balance sheets at December 31, 1993 and December 31, 1992 and their historical income statements for each of the three years ended December 31, 1993.

The following pro forma data is not necessarily indicative of the results of operations or the financial condition which would have been reported had the merger been in effect during those periods or which may be reported in the future. The statements should be read in conjunction with the accompanying notes and with the audited financial statements of both Cleveland Electric and Toledo Edison.


                  COMBINED PRO FORMA CONDENSED BALANCE SHEETS
                    OF CLEVELAND ELECTRIC AND TOLEDO EDISON
                                  (Unaudited)
                             (Millions of Dollars)

                                                    At December 31, 1993
                                   ------------------------------------------------------
                                         Historical
                                   -----------------------
                                   Cleveland        Toledo        Adjust-        Pro Forma
                                   Electric         Edison        ments           Totals
                                   ------          -------        --------      -------
Assets
Property, Plant and Equipment      $7,538          $3,402          $  -          $10,940
Less:  Accumulated Depreciation
  and Amortization                  2,309           1,171             -            3,480
                                   ------          ------          --------      -------
  Net Property, Plant and
    Equipment                       5,229           2,231             -            7,460
Current Assets                        632             314           (20)(A)          926
Deferred Charges and
  Other Assets                      1,298             965            (9)(B)        2,254
                                   ------          ------          --------      -------
  Total Assets                     $7,159          $3,510          $(29)         $10,640
                                   ======          ======          ========      =======

                                                    At December 31, 1993
                                   -----------------------------------------------------
                                         Historical
                                   ----------------------
                                   Cleveland        Toledo        Adjust-        Pro Forma
                                   Electric         Edison        ments           Totals
                                   ---------        ------        --------        -------

Capitalization and Liabilities
Capitalization:
  Common Stock Equity              $1,040          $  623          $ (1)(R)      $ 1,662
  Preferred Stock:
    With Mandatory Redemption
      Provisions                      285              28             -              313
    Without Mandatory Redemption
      Provisions                      241             210             -              451
  Long-Term Debt                    2,793           1,225             1(R)         4,019
                                   ------          ------          --------      -------
      Total Capitalization          4,359           2,086             -            6,445
Other Noncurrent Liabilities          247             186             -              433
Current Liabilities                   733             329           (21)(A)        1,041
Deferred Credits                    1,820             909            (8)(A,B)      2,721
                                   ------          ------          --------      -------
  Total Capitalization and
    Liabilities                    $7,159          $3,510          $(29)         $10,640
                                   ======          ======          ========      =======

                                                    At December 31, 1992
                                   ------------------------------------------------------
                                         Historical
                                  ---------------------------
                                  Cleveland        Toledo        Adjust-        Pro Forma
                                    Electric         Edison        ments           Totals
                                   ------          ------          --------      -------
Assets
Property, Plant and Equipment      $7,729          $3,587          $  -          $11,316
Less:  Accumulated Depreciation
  and Amortization                  2,093           1,056             1(R)         3,150
                                   ------          ------          --------      -------
  Net Property, Plant and
    Equipment                       5,636           2,531            (1)           8,166
Current Assets                        607             258           (33)(A,R)        832
Deferred Charges and
  Other Assets                      1,880           1,150           (17)(A,B)      3,013
                                   ------          ------          --------      -------
  Total Assets                     $8,123          $3,939          $(51)         $12,011
                                   ======          ======          ========      =======
Capitalization and Liabilities
Capitalization:
  Common Stock Equity              $1,865          $  935          $ (1)(R)      $ 2,799
  Preferred Stock:
    With Mandatory Redemption
      Provisions                      314              50             -              364
    Without Mandatory Redemption
      Provisions                      144             210             -              354
  Long-Term Debt                    2,515           1,178             1(R)         3,694
                                   ------          ------          --------      -------
      Total Capitalization          4,838           2,373             -            7,211
Other Noncurrent Liabilities          234             188             -              422
Current Liabilities                   924             332           (32)(A)        1,224
Deferred Credits                    2,127           1,046           (19)(B)        3,154
                                   ------          ------          --------      -------
  Total Capitalization and
    Liabilities                    $8,123          $3,939          $(51)         $12,011
                                   ======          ======          ========      =======

                 COMBINED PRO FORMA CONDENSED INCOME STATEMENTS
                    OF CLEVELAND ELECTRIC AND TOLEDO EDISON
                                  (Unaudited)
                             (Millions of Dollars)

                                                Year Ended December 31, 1993
                                                ----------------------------
                                         Historical
                                         ----------
                                   Cleveland        Toledo        Adjust-        Pro Forma
                                   Electric         Edison        ments           Totals
Operating Revenues                 $1,751           $ 871         $(147)(C)       $2,475
Operating Expenses                  1,529             782          (148)(C,D)      2,163
                                   ------          -----         ------           ------
  Operating Income                    222              89             1              312
Nonoperating (Loss)                  (569)           (263)           (1)(D)         (833)
                                   ------          -----         ------           ------
  (Loss) Before Interest Charges     (347)           (174)            -             (521)
Interest Charges                      240             115             -              355
                                   ------          -----         ------           ------
  Net (Loss)                         (587)           (289)            -             (876)
Preferred Dividend Requirements        45              23             -               68
                                   ------          -----         ------           ------
(Loss) Available for Common
  Stock                            $ (632)          $(312)        $   -           $ (944)
                                   ======           =====         =====           ======

                                                Year Ended December 31, 1992
                                                ----------------------------
                                         Historical
                                         ----------
                                   Cleveland        Toledo        Adjust-        Pro Forma
                                   Electric         Edison        ments           Totals
                                   --------         ------        -----           ------
Operating Revenues                 $1,743           $ 845         $(149)(C)       $2,439
Operating Expenses                  1,358             695          (150)(C,D)      1,903
                                   ------          ------        ------           ------
  Operating Income                    385             150             1              536
Nonoperating Income                    63              42            (1)(D)          104
                                   ------          ------        ------           ------
  Income Before Interest Charges      448             192             -              640
Interest Charges                      243             121             -              364
                                   ------          ------        ------           ------
  Net Income                          205              71             -              276
Preferred Dividend Requirements        41              24             -               65
                                   ------          ------        ------           ------
Earnings Available for Common
  Stock                            $  164           $  47         $   -           $  211
                                   ======           =====         =====           ======


                                                Year Ended December 31, 1991
                                                ----------------------------
                                         Historical
                                         ----------
                                   Cleveland        Toledo        Adjust-        Pro Forma
                                   Electric         Edison        ments           Totals
                                   --------         ------        -----           ------
Operating Revenues                 $1,826           $ 887         $(152)(C)       $2,561
Operating Expenses                  1,411             728          (153)(C,D)      1,986
                                   ------          ------        ------           ------
  Operating Income                    415             159             1              575
Nonoperating Income                    78              22            (2)(D,E)         98
                                   ------          ------        ------           ------
  Income Before Interest Charges      493             181            (1)             673
Interest Charges                      247             131            (1)(E)          377
                                   ------          ------        ------           ------
  Net Income                          246              50             -              296
Preferred Dividend Requirements        36              25             -               61
                                   ------          ------        ------           ------
Earnings Available for Common
  Stock                            $  210           $  25         $   -           $  235
                                   ======           =====         =====           ======


        NOTES TO COMBINED PRO FORMA CONDENSED BALANCE SHEETS AND INCOME
                                       STATEMENTS (Unaudited)


The Pro Forma Financial Statements include the following adjustments:

(A) Elimination of intercompany accounts and notes receivable and accounts and notes payable.
(B) Reclassification of prepaid pension costs or pension liabilities.
(C) Elimination of intercompany operating revenues and operating expenses.
(D) Elimination of intercompany working capital transactions.
(E) Elimination of intercompany interest income and interest expense.
(R) Rounding adjustments.

                                 EXHIBIT INDEX


The exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have previously been filed with the SEC in the file indi-cated in parenthesis following the description of such exhibits and are in-corporated herein by reference. An exhibit designated with a pound sign (#) is a management contract or compensatory plan or arrangement.

                                COMMON EXHIBITS

(The following documents are exhibits to the reports of Centerior Energy, Cleveland Electric and Toledo Edison.)


Exhibit Number                          Document
10b(1)(a)           CAPCO Administration Agreement dated November 1, 1971, as
                    of September 14, 1967, among the CAPCO Group members re-
                    garding the organization and procedures for implementing
                    the objectives of the CAPCO Group (Exhibit 5(p), Amendment
                    No. 1, File No. 2-42230, filed by Cleveland Electric).
10b(1)(b)           Amendment No. 1, dated January 4, 1974, to CAPCO Adminis-
                    tration Agreement among the CAPCO Group members (Exhibit
                    5(c)(3), File No. 2-68906, filed by Ohio Edison).
10b(2)              CAPCO Transmission Facilities Agreement dated November 1,
                    1971, as of September 14, 1967, among the CAPCO Group
                    members regarding the installation, operation and mainte-
                    nance of transmission facilities to carry out the objec-
                    tives of the CAPCO Group (Exhibit 5(q), Amendment No. 1,
                    File No. 2-42230, filed by Cleveland Electric).
10b(2)(1)          *Amendment No. 1 to CAPCO Transmission Facilities Agree-
                    ment, dated December 23, 1993 and effective as of
                    January 1, 1993, among the CAPCO Group members regarding
                    requirements for payment of invoices at specified times,
                    for payment of interest on non-timely paid invoices, for
                    restricting adjustment of invoices after a four-year
                    period, and for revising the method for computing the
                    Investment Responsibility charge for use of a member's
                    transmission facilities.
10b(3)             *CAPCO Basic Operating Agreement As Amended January 1, 1993
                    among the CAPCO Group members regarding coordinated
                    operation of the members' systems.
10b(4)             *Agreement for the Termination or Construction of Certain
                    Agreements By and Among the CAPCO Group members, dated
                    December 23, 1993 and effective as of September 1, 1980.
10b(5)              Construction Agreement, dated July 22, 1974, among the
                    CAPCO Group members and relating to the Perry Nuclear
                    Plant (Exhibit 5(yy), File No. 2-52251, filed by Toledo
                    Edison).
10b(6)              Contract, dated as of December 5, 1975, among the CAPCO
                    Group members for the construction of Beaver Valley Unit
                    No. 2 (Exhibit 5(g), File No. 2-52996, filed by Cleveland
                    Electric).




Exhibit Number                          Document

10b(7)              Amendment No. 1, dated May 1, 1977, to Contract, dated as
                    of December 5, 1975, among the CAPCO Group members for the construction of Beaver Valley Unit No. 2 (Exhibit 5(d)(4),
                    File No. 2-60109, filed by Ohio Edison).
10d(1)(a)           Form of Collateral Trust Indenture among CTC Beaver Valley
                    Funding Corporation, Cleveland Electric, Toledo Edison and
                    Irving Trust Company, as Trustee (Exhibit 4(a), File No.
                    33-18755, filed by Cleveland Electric and Toledo Edison).
10d(1)(b)           Form of Supplemental Indenture to Collateral Trust In-
                    denture constituting Exhibit 10d(1)(a) above, including
                    form of Secured Lease Obligation Bond (Exhibit 4(b), File
                    No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).
10d(1)(c)           Form of Collateral Trust Indenture among Beaver Valley II
                    Funding Corporation, The Cleveland Electric Illuminating
                    Company and The Toledo Edison Company and The Bank of New
                    York, as Trustee (Exhibit (4)(a), File No. 33-46665, filed by Cleveland Electric and Toledo Edison).
10d(1)(d)           Form of Supplemental Indenture to Collateral Trust
                    Indenture constituting Exhibit 10d(1)(c) above, including
                    form of Secured Lease Obligation Bond (Exhibit (4)(b),
                    File No. 33-46665, filed by Cleveland Electric and Toledo
                    Edison).
10d(2)(a)           Form of Collateral Trust Indenture among CTC Mansfield
                    Funding Corporation, Cleveland Electric, Toledo Edison and
                    IBJ Schroder Bank & Trust Company, as Trustee (Exhibit
                    4(a), File No. 33-20128, filed by Cleveland Electric and
                    Toledo Edison).
10d(2)(b)           Form of Supplemental Indenture to Collateral Trust In-
                    denture constituting Exhibit 10d(2)(a) above, including
                    forms of Secured Lease Obligation Bonds (Exhibit 4(b),
                    File No. 33-20128, filed by Cleveland Electric and Toledo
                    Edison).
10d(3)(a)           Form of Facility Lease dated as of September 15, 1987 be-
                    tween The First National Bank of Boston, as Owner Trustee
                    under a Trust Agreement dated as of September 15, 1987
                    with the limited partnership Owner Participant named
                    therein, Lessor, and Cleveland Electric and Toledo Edison,
                    Lessees (Exhibit 4(c), File No. 33-18755, filed by
                    Cleveland Electric and Toledo Edison).
10d(3)(b)           Form of Amendment No. 1 to Facility Lease constituting
                    Exhibit 10d(3)(a) above (Exhibit 4(e), File No. 33-18755,
                    filed by Cleveland Electric and Toledo Edison).
10d(4)(a)           Form of Facility Lease dated as of September 15, 1987
                    between The First National Bank of Boston, as Owner
                    Trustee under a Trust Agreement dated as of September 15,
                    1987 with the corporate Owner Participant named therein,
                    Lessor, and Cleveland Electric and Toledo Edison, Lessees
                    (Exhibit 4(d), File No. 33-18755, filed by Cleveland
                    Electric and Toledo Edison).
10d(4)(b)           Form of Amendment No. 1 to Facility Lease constituting
                    Exhibit 10d(4)(a) above (Exhibit 4(f), File No. 33-18755,
                    filed by Cleveland Electric and Toledo Edison).


Exhibit Number                          Document
10d(5)(a)           Form of Facility Lease dated as of September 30, 1987 be-
                    tween Meridian Trust Company, as Owner Trustee under a
                    Trust Agreement dated as of September 30, 1987 with the
                    Owner Participant named therein, Lessor, and Cleveland
                    Electric and Toledo Edison, Lessees (Exhibit 4(c), File
                    No. 33-20128, filed by Cleveland Electric and Toledo
                    Edison).
10d(5)(b)           Form of Amendment No. 1 to the Facility Lease constituting
                    Exhibit 10d(5)(a) above (Exhibit 4(f), File No. 33-20128,
                    filed by Cleveland Electric and Toledo Edison).
10d(6)(a)           Form of Participation Agreement dated as of September 15,
                    1987 among the limited partnership Owner Participant named therein, the Original Loan Participants listed in Schedule
                    1 thereto, as Original Loan Participants, CTC Beaver
                    Valley Funding Corporation, as Funding Corporation, The
                    First National Bank of Boston, as Owner Trustee, Irving
                    Trust Company, as Indenture Trustee, and Cleveland
                    Electric and Toledo Edison, as Lessees (Exhibit 28(a),
                    File No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).
10d(6)(b)           Form of Amendment No. 1 to Participation Agreement consti-
                    tuting Exhibit 10d(6)(a) above (Exhibit 28(c), File No.
                    33-18755, filed by Cleveland Electric and Toledo Edison).
10d(7)(a)           Form of Participation Agreement dated as of September 15,
                    1987 among the corporate Owner Participant named therein,
                    the Original Loan Participants listed in Schedule 1
                    thereto, as Original Loan Participants, CTC Beaver Valley
                    Funding Corporation, as Funding Corporation, The First
                    National Bank of Boston, as Owner Trustee, Irving Trust
                    Company, as Indenture Trustee, and Cleveland Electric and
                    Toledo Edison, as Lessees (Exhibit 28(b), File No.
                    33-18755, filed by Cleveland Electric and Toledo Edison).
10d(7)(b)           Form of Amendment No. 1 to Participation Agreement consti-
                    tuting Exhibit 10d(7)(a) above (Exhibit 28(d), File No.
                    33-18755, filed by Cleveland Electric and Toledo Edison).
10d(8)(a)           Form of Participation Agreement dated as of September 30,
                    1987 among the Owner Participant named therein, the Origi-
                    nal Loan Participants listed in Schedule II thereto, as
                    Original Loan Participants, CTC Mansfield Funding Corpora-
                    tion, Meridian Trust Company, as Owner Trustee, IBJ
                    Schroder Bank & Trust Company, as Indenture Trustee, and
                    Cleveland Electric and Toledo Edison, as Lessees (Exhibit
                    28(a), File No. 33-20128, filed by Cleveland Electric and
                    Toledo Edison).
10d(8)(b)           Form of Amendment No. 1 to the Participation Agreement
                    constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File
                    No. 33-20128, filed by Cleveland Electric and Toledo
                    Edison).


Exhibit Number                          Document
10d(9)              Form of Ground Lease dated as of September 15, 1987 be-
                    tween Toledo Edison, Ground Lessor, and The First National
                    Bank of Boston, as Owner Trustee under a Trust Agreement
                    dated as of September 15, 1987 with the Owner Participant
                    named therein, Tenant (Exhibit 28(e), File No. 33-18755,
                    filed by Cleveland Electric and Toledo Edison).
10d(10)             Form of Site Lease dated as of September 30, 1987 between
                    Toledo Edison, Lessor, and Meridian Trust Company, as
                    Owner Trustee under a Trust Agreement dated as of
                    September 30, 1987 with the Owner Participant named
                    therein, Tenant (Exhibit 28(c), File No. 33-20128, filed
                    by Cleveland Electric and Toledo Edison).
10d(11)             Form of Site Lease dated as of September 30, 1987 between
                    Cleveland Electric, Lessor, and Meridian Trust Company, as
                    Owner Trustee under a Trust Agreement dated as of
                    September 30, 1987 with the Owner Participant named
                    therein, Tenant (Exhibit 28(d), File No. 33-20128, filed
                    by Cleveland Electric and Toledo Edison).
10d(12)             Form of Amendment No. 1 to the Site Leases constituting
                    Exhibits 10d(10) and 10d(11) above (Exhibit 4(f), File No.
                    33-20128, filed by Cleveland Electric and Toledo Edison).
10d(13)             Form of Assignment, Assumption and Further Agreement dated as of September 15, 1987 among The First National Bank of
                    Boston, as Owner Trustee under a Trust Agreement dated as
                    of September 15, 1987 with the Owner Participant named
                    therein, Cleveland Electric, Duquesne, Ohio Edison,
                    Pennsylvania Power and Toledo Edison (Exhibit 28(f), File
                    No. 33-18755, filed by Cleveland Electric and Toledo
                    Edison).
10d(14)             Form of Additional Support Agreement dated as of
                    September 15, 1987 between The First National Bank of
                    Boston, as Owner Trustee under a Trust Agreement dated as
                    of September 15, 1987 with the Owner Participant named
                    therein, and Toledo Edison (Exhibit 28(g), File No.
                    33-18755, filed by Cleveland Electric and Toledo Edison).
10d(15)             Form of Support Agreement dated as of September 30, 1987
                    between Meridian Trust Company, as Owner Trustee under a
                    Trust Agreement dated as of September 30, 1987 with the
                    Owner Participant named there, Toledo Edison, Cleveland
                    Electric, Duquesne, Ohio Edison and Pennsylvania Power
                    (Exhibit 28(e), File No. 33-20128, filed by Cleveland
                    Electric and Toledo Edison).
10d(16)             Form of Indenture, Bill of Sale, Instrument of Transfer
                    and Severance Agreement dated as of September 30, 1987
                    between Toledo Edison, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated
                    as of September 15, 1987 with the Owner Participant named
                    therein, Buyer (Exhibit 28(h), File No. 33-18755, filed by
                    Cleveland Electric and Toledo Edison).



Exhibit Number                          Document
10d(17)             Form of Bill of Sale, Instrument of Transfer and Severance
                    Agreement dated as of September 30, 1987 between Toledo
                    Edison, Seller, and Meridian Trust Company, as Owner
                    Trustee under a Trust Agreement dated as of September 30,
                    1987 with the Owner Participant named therein, Buyer
                    (Exhibit 28(f), File No. 33-20128, filed by Cleveland
                    Electric and Toledo Edison).
10d(18)             Form of Bill of Sale, Instrument of Transfer and Severance
                    Agreement dated as of September 30, 1987 between Cleveland
                    Electric, Seller, and Meridian Trust Company, as Owner
                    Trustee under a Trust Agreement dated as of September 30,
                    1987 with the Owner Participant named therein, Buyer
                    (Exhibit 28(g), File No. 33-20128, filed by Cleveland
                    Electric and Toledo Edison).
10d(19)             Forms of Refinancing Agreement, including exhibits
                    thereto, among the Owner Participant named therein, as
                    Owner Participant, CTC Beaver Valley Funding Corporation,
                    as Funding Corporation, Beaver Valley II Funding
                    Corporation, as New Funding Corporation, The Bank of New
                    York, as Indenture Trustee, The Bank of New York, as
                    Collateral Trust Trustee, The Bank of New York, as New
                    Collateral Trust Trustee, and The Cleveland Electric
                    Illuminating Company and The Toledo Edison Company, as
                    Lessees (Exhibit (28)(e)(i), File No. 33-46665, filed by
                    Cleveland Electric and Toledo Edison).

10e(1)            *#Employment agreement, dated May 25, 1993, between
                    Centerior Service Company and Donald C. Shelton effective
                    June 4, 1993 and extending until June 30, 1995.

10e(2)            *#Employment agreement, dated February 2, 1994 and accepted on February 8, 1994, between Centerior Energy and Al R.
                    Temple effective through December 1996.

18a                 Letter regarding change in accounting principles (Exhibit
                    18, June 30, 1991 Form 10-Q, File Nos. 1-9130, 1-2323 and
                    1-3583).

99a                 Financial Statements of the Centerior Energy Corporation
                    Employee Savings Plan for the fiscal year ended
                    December 31, 1993 (to be filed by amendment).



                           CENTERIOR ENERGY EXHIBITS
Exhibit Number                          Document
3a                  Amended Articles of Incorporation of Centerior Energy ef-
                    fective April 29, 1986 (Exhibit 4(a), File No. 33-4790).

3b                  Regulations of Centerior Energy effective April 28, 1987
                    (Exhibit 3b, 1987 Form 10-K, File No. 1-9130).

10a                *Indemnity Agreements between Centerior and certain of its current directors and officers.

10e                #Employment and Consulting Agreement, dated November 30,
                    1989, with P. M. Smart regarding his employment with
                    Toledo Edison through August 31, 1990 and his providing
                    consulting services to Centerior and Toledo Edison for the period September 1, 1990 through January 31, 1994 (Exhibit
                    10e(2), 1989 Form 10-K, File No. 1-9130).

21                  List of subsidiaries (Exhibit 22, 1986 Form 10-K, File No.
                    1-9130).

23a                *Consent of Independent Accountants.

23b                *Consent of Counsel for Centerior Energy.

24a Power of Attorney of Centerior Energy and certified resolution of Centerior Energy's Board of Directors authorizing the signing on behalf of Centerior pursuant to a power of attorney (Exhibit 25(a), March 31, 1993 Form
                    10-Q, File No. 1-9130).

24b                *Powers of Attorney of Centerior Energy directors and
                    officers required to sign the Report.





                          CLEVELAND ELECTRIC EXHIBITS
Exhibit Number                          Document
3a                 *Amended Articles of Incorporation of Cleveland Electric,
                    as amended, effective May 28, 1993.

3b Regulations of Cleveland Electric, dated April 29, 1981, as amended effective October 1, 1988 and April 24, 1990
                    (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

4b(1)               Mortgage and Deed of Trust between Cleveland Electric and
                    Guaranty Trust Company of New York (now Morgan Guaranty
                    Trust Company of New York), as Trustee, dated July 1, 1940
                    (Exhibit 7(a), File No. 2-4450).

                    Supplemental Indentures between Cleveland Electric and the
                    Trustee, supplemental to Exhibit 4b(1), dated as follows:




Exhibit Number                          Document
4b(2)               July 1, 1940 (Exhibit 7(b), File No. 2-4450).
4b(3)               August 18, 1944 (Exhibit 4(c), File No. 2-9887).
4b(4)               December 1, 1947 (Exhibit 7(d), File No. 2-7306).
4b(5)               September 1, 1950 (Exhibit 7(c), File No. 2-8587).
4b(6)               June 1, 1951 (Exhibit 7(f), File No. 2-8994).
4b(7)               May 1, 1954 (Exhibit 4(d), File No. 2-10830).
4b(8)               March 1, 1958 (Exhibit 2(a)(4), File No. 2-13839).
4b(9)               April 1, 1959 (Exhibit 2(a)(4), File No. 2-14753).
4b(10)              December 20, 1967 (Exhibit 2(a)(4), File No. 2-30759).
4b(11)              January 15, 1969 (Exhibit 2(a)(5), File No. 2-30759).
4b(12)              November 1, 1969 (Exhibit 2(a)(4), File No. 2-35008).
4b(13)              June 1, 1970 (Exhibit 2(a)(4), File No. 2-37235).
4b(14)              November 15, 1970 (Exhibit 2(a)(4), File No. 2-38460).
4b(15)              May 1, 1974 (Exhibit 2(a)(4), File No. 2-50537).
4b(16)              April 15, 1975 (Exhibit 2(a)(4), File No. 2-52995).
4b(17)              April 16, 1975 (Exhibit 2(a)(4), File No. 2-53309).
4b(18)              May 28, 1975 (Exhibit 2(c), June 5, 1975 Form 8-A, File
                    No. 1-2323).
4b(19)              February 1, 1976 (Exhibit 3(d)(6), 1975 Form 10-K, File
                    No. 1-2323).
4b(20)              November 23, 1976 (Exhibit 2(a)(4), File No. 2-57375).
4b(21)              July 26, 1977 (Exhibit 2(a)(4), File No. 2-59401).
4b(22)              September 27, 1977 (Exhibit 2(a)(5), File No. 2-67221).
4b(23)              May 1, 1978 (Exhibit 2(b), June 30, 1978 Form 10-Q, File
                    No. 1-2323).
4b(24)              September 1, 1979 (Exhibit 2(a), September 30, 1979 Form
                    10-Q, File No. 1-2323).
4b(25)              April 1, 1980 (Exhibit 4(a)(2), September 30, 1980 Form
                    10-Q, File No. 1-2323).
4b(26)              April 15, 1980 (Exhibit 4(b), September 30, 1980 Form
                    10-Q, File No. 1-2323).
4b(27)              May 28, 1980 (Exhibit 2(a)(4), Amendment No. 1, File No.
                    2-67221).
4b(28)              June 9, 1980 (Exhibit 4(d), September 30, 1980 Form 10-Q,
                    File No. 1-2323).
4b(29)              December 1, 1980 (Exhibit 4(b)(29), 1980 Form 10-K, File
                    No. 1-2323).
4b(30)              July 28, 1981 (Exhibit 4(a), September 30, 1981, Form
                    10-Q, File No. 1-2323).
4b(31)              August 1, 1981 (Exhibit 4(b), September 30, 1981, Form
                    10-Q, File No. 1-2323).
4b(32)              March 1, 1982 (Exhibit 4(b)(3), Amendment No. 1, File No.
                    2-76029).
4b(33)              July 15, 1982 (Exhibit 4(a), September 30, 1982 Form 10-Q,
                    File No. 1-2323).
4b(34)              September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                    Form 10-Q, File No. 1-2323).
4b(35)              November 1, 1982 (Exhibit 4(a)(2), September 30, 1982 Form
                    10-Q, File No. 1-2323).
4b(36)              November 15, 1982 (Exhibit 4(b)(36), 1982 Form 10-K, File
                    No. 1-2323).




Exhibit Number                          Document
4b(37)              May 24, 1983 (Exhibit 4(a), June 30, 1983 Form 10-Q, File
                    No. 1-2323).
4b(38)              May 1, 1984 (Exhibit 4, June 30, 1984 Form 10-Q, File No.
                    1-2323).
4b(39)              May 23, 1984 (Exhibit 4, May 22, 1984 Form 8-K, File No.
                    1-2323).
4b(40)              June 27, 1984 (Exhibit 4, June 11, 1984 Form 8-K, File No.
                    1-2323).
4b(41)              September 4, 1984 (Exhibit 4b(41), 1984 Form 10-K, File
                    No. 1-2323).
4b(42)              November 14, 1984 (Exhibit 4b(42), 1984 Form 10-K, File
                    No. 1-2323).
4b(43)              November 15, 1984 (Exhibit 4b(43), 1984 Form 10-K, File
                    No. 1-2323).
4b(44)              April 15, 1985 (Exhibit 4(a), May 8, 1985 Form 8-K, File
                    No. 1-2323).
4b(45)              May 28, 1985 (Exhibit 4(b), May 8, 1985 Form 8-K, File No.
                    1-2323).
4b(46)              August 1, 1985 (Exhibit 4, September 30, 1985 Form 10-Q,
                    File No. 1-2323).
4b(47)              September 1, 1985 (Exhibit 4, September 30, 1985 Form 8-K,
                    File No. 1-2323).
4b(48)              November 1, 1985 (Exhibit 4, January 31, 1986 Form 8-K,
                    File No. 1-2323).
4b(49)              April 15, 1986 (Exhibit 4, March 31, 1986 Form 10-Q, File
                    No. 1-2323).
4b(50)              May 14, 1986 (Exhibit 4(a), June 30, 1986 Form 10-Q, File
                    No. 1-2323).
4b(51)              May 15, 1986 (Exhibit 4(b), June 30, 1986 Form 10-Q, File
                    No. 1-2323).
4b(52)              February 25, 1987 (Exhibit 4b(52), 1986 Form 10-K, File
                    No. 1-2323).
4b(53)              October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-2323).
4b(54)              February 24, 1988 (Exhibit 4b(54), 1987 Form 10-K, File
                    No. 1-2323).
4b(55)              September 15, 1988 (Exhibit 4b(55), 1988 Form 10-K, File
                    No. 1-2323).
4b(56)              May 15, 1989 (Exhibit 4(a)(2)(i), File No. 33-32724).
4b(57)              June 13, 1989 (Exhibit 4(a)(2)(ii), File No. 33-32724).
4b(58)              October 15, 1989 (Exhibit 4(a)(2)(iii), File No.
                    33-32724).
4b(59)              January 1, 1990 (Exhibit 4b(59), 1989 Form 10-K, File No.
                    1-2323).
4b(60)              June 1, 1990 (Exhibit 4(a), September 30, 1990 Form 10-Q,
                    File No. 1-2323).
4b(61)              August 1, 1990 (Exhibit 4(b), September 30, 1990 Form
                    10-Q, File No. 1-2323).
4b(62)              May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File
                    No. 1-2323).



Exhibit Number                          Document
4b(63)              May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)              July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
4b(65)              January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No.
                    1-2323).
4b(66)              February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No.
                    1-2323).
4b(67)              May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File
                    No. 1-2323).
4b(68)              June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File
                    No. 1-2323).

10a                 Indemnity Agreements between Cleveland Electric and cer-
                    tain of its current directors (Exhibit 10a, 1988 Form
                    10-K, File No. 1-2323).
10a(1)             #1978 Key Employee Stock Option Plan (Exhibit 1, File No.
                    2-61712).

21                  List of subsidiaries (Exhibit 22, 1991 Form 10-K, File No.
                    1-2323).

24a Power of Attorney of Cleveland Electric and certified resolution of Cleveland Electric's Board of Directors authorizing the signing on behalf of Cleveland Electric pursuant to a power of attorney (Exhibit 25(b), March 31, 1993 Form 10-Q, File No. 1-2323).

24b                *Powers of Attorney of Cleveland Electric directors and
                    officers required to sign the Report.




                             TOLEDO EDISON EXHIBITS
Exhibit Number                          Document
3a                  Amended Articles of Incorporation of Toledo Edison, as
                    amended effective October 2, 1992 (Exhibit 3a, 1992 Form
                    10-K, File No. 1-3583).

3b                  Code of Regulations of Toledo Edison dated January 28,
                    1987, as amended effective July 1 and October 1, 1988 and
                    April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File No.
                    1-3583).

4b(1) Indenture, dated as of April 1, 1947, between the Company and The Chase National Bank of the City of New York (now
                    The Chase Manhattan Bank (National Association)) (Exhibit
                    2(b), File No. 2-26908).

                    Supplemental Indentures between Toledo Edison and the
                    Trustee, Supplemental to Exhibit 4b(1), dated as follows:




Exhibit Number                          Document
4b(2)               September 1, 1948 (Exhibit 2(d), File No. 2-26908).
4b(3)               April 1, 1949 (Exhibit 2(e), File No. 2-26908).
4b(4)               December 1, 1950 (Exhibit 2(f), File No. 2-26908).
4b(5)               March 1, 1954 (Exhibit 2(g), File No. 2-26908).
4b(6)               February 1, 1956 (Exhibit 2(h), File No. 2-26908).
4b(7)               May 1, 1958 (Exhibit 5(g), File No. 2-59794).
4b(8)               August 1, 1967 (Exhibit 2(c), File No. 2-26908).
4b(9)               November 1, 1970 (Exhibit 2(c), File No. 2-38569).
4b(10)              August 1, 1972 (Exhibit 2(c), File No. 2-44873).
4b(11)              November 1, 1973 (Exhibit 2(c), File No. 2-49428).
4b(12)              July 1, 1974 (Exhibit 2(c), File No. 2-51429).
4b(13)              October 1, 1975 (Exhibit 2(c), File No. 2-54627).
4b(14)              June 1, 1976 (Exhibit 2(c), File No. 2-56396).
4b(15)              October 1, 1978 (Exhibit 2(c), File No. 2-62568).
4b(16)              September 1, 1979 (Exhibit 2(c), File No. 2-65350).
4b(17)              September 1, 1980 (Exhibit 4(s), File No. 2-69190).
4b(18)              October 1, 1980 (Exhibit 4(c), File No. 2-69190).
4b(19)              April 1, 1981 (Exhibit 4(c), File No. 2-71580).
4b(20)              November 1, 1981 (Exhibit 4(c), File No. 2-74485).
4b(21)              June 1, 1982 (Exhibit 4(c), File No. 2-77763).
4b(22)              September 1, 1982 (Exhibit 4(x), File No. 2-87323).
4b(23)              April 1, 1983 (Exhibit 4(c), March 31, 1983 Form 10-Q,
                    File No. 1-3583).
4b(24)              December 1, 1983 (Exhibit 4(x), 1983 Form 10-K, File No.
                    1-3583).
4b(25)              April 1, 1984 (Exhibit 4(c), File No. 2-90059).
4b(26)              October 15, 1984 (Exhibit 4(z), 1984 Form 10-K, File No.
                    1-3583).
4b(27)              October 15, 1984 (Exhibit 4(aa), 1984 Form 10-K, File No.
                    1-3583).
4b(28)              August 1, 1985 (Exhibit 4(dd), File No. 33-1689).
4b(29)              August 1, 1985 (Exhibit 4(ee), File No. 33-1689).
4b(30)              December 1, 1985 (Exhibit 4(c), File No. 33-1689).
4b(31)              March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                    1-3583).
4b(32)              October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-3583).
4b(33)              September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                    No. 1-3583).
4b(34)              June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                    1-3583).
4b(35)              October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No.
                    1-3583).
4b(36)              May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No.
                    1-3583).
4b(37)              March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
                    No. 1-3583).
4b(38)              May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
4b(39)              August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                    1-3583).


Exhibit Number                          Document
4b(40)              October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No.
                    1-3583).
4b(41)              January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No.
                    1-3583).

10a Indemnity Agreements between Toledo Edison and certain of its current directors (Exhibit 10a, 1988 Form 10-K, File
                    No. 1-3583).

24a Powers of Attorney of Toledo Edison and certified resolution of Toledo Edison's Board of Directors authorizing the signing on behalf of Toledo Edison pursuant to a power of attorney (Exhibit 25(c), March 31, 1993 Form 10-Q, File No. 1-3583).

24b                *Powers of Attorney of Toledo Edison directors and officers required to sign the Report.


Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Regis-trants have not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized there-under does not exceed 10% of the total assets of the applicable Registrant and its subsidiaries on a consolidated basis, but each hereby agrees to furnish to the Securities and Exchange Commission on request any such instruments.

Pursuant to Rule 14a-3(b)(10) under the Securities Exchange Act of 1934, copies of exhibits filed by the Registrants with this Form 10-K will be fur-nished by the Registrants to share owners upon written request and upon re-ceipt in advance of the aggregate fee for preparation of such exhibits at a rate of $.25 per page, plus any postage or shipping expenses which would be incurred by the Registrants.