Form 10-Q
period 1994-03-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1994-05-13
CIK 774197, 20947, 352049

                                 SECURITIES AND EXCHANGE COMMISSION

                                       WASHINGTON, D.C.  20549


                                              FORM 10-Q


        (Mark One)

        [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                            Securities Exchange Act of 1934
                     For the quarterly period ended March 31, 1994

                                                 OR

        [    ]    Transition report pursuant to Section 13 or 15 (d) of the
                             Securities Exchange Act of 1934
                       For the transition period from _____ to _____



Commission      Registrant; State of Incorporation;       I.R.S. Employer
File Number        Address; and Telephone Number         Identification No.

  1-9130        CENTERIOR ENERGY CORPORATION                  34-1479083
                (An Ohio Corporation)
                6200 Oak Tree Boulevard
                Independence, Ohio  44131
                Telephone (216) 447-3100

  1-2323        THE CLEVELAND ELECTRIC                        34-0150020
                  ILLUMINATING COMPANY
                (An Ohio Corporation)
                55 Public Square
                Cleveland, Ohio  44113
                Telephone (216) 622-9800

  1-3583        THE TOLEDO EDISON COMPANY                     34-4375005
                (An Ohio Corporation)
                300 Madison Avenue
                Toledo, Ohio  43652
                Telephone (419) 249-5000


        Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No


        On May 5, 1994, there were 147,929,555 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

This combined Form 10-Q is separately filed by Centerior Energy Corporation ("Centerior Energy"), The Cleveland Electric Illuminating Company ("Cleveland Electric") and The Toledo Edison Company ("Toledo Edison"). Centerior Energy, Cleveland Electric and Toledo Edison are sometimes referred to collectively as the "Companies". Cleveland Electric and Toledo Edison are sometimes collectively referred to as the "Operating Companies". Information contained herein relating to any individual registrant is filed by such registrant on its behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to either or both of the Operating Companies is also attributed to Centerior Energy.

                                          TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiaries The Toledo Edison Company

                Notes to Financial Statements                              1

          Centerior Energy Corporation and Subsidiaries

           Income Statement                                                4
           Balance Sheet                                                   5
           Cash Flows                                                      6
           Management's Discussion and Analysis of Financial               7
             Condition and Results of Operations


          The Cleveland Electric Illuminating Company and Subsidiaries

            Income Statement                                              10
            Balance Sheet                                                 11
            Cash Flows                                                    12
            Management's Discussion and Analysis of Financial             13
              Condition and Results of Operations


           The Toledo Edison Company

             Income Statement                                             16
             Balance Sheet                                                17
             Cash Flows                                                   18
             Management's Discussion and Analysis of Financial            19
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security-Holders    22
          Item 5.  Other Information                                      24
          Item 6.  Exhibits and Reports on Form 8-K                       24


Signatures                                                                25

                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES,
                        AND THE TOLEDO EDISON COMPANY
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


(1)  Interim Financial Statements

Centerior Energy Corporation (Centerior Energy) is a holding company of Centerior Service Company (Service Company) and two electric utilities, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison). These two utilities are referred to collec-tively herein as the "Operating Companies". Centerior Energy, Cleveland Electric and Toledo Edison are referred to collectively herein as the "Companies".

Each comparative income statement and balance sheet and the related statement of cash flows have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of manage-ment, all adjustments necessary for a fair statement of financial position at March 31, 1994 and results of operations for the three months ended March 31, 1994 and 1993 have been included. All such adjustments were normal recurring adjustments, except for those related to the adoption of the new accounting standard discussed in Note 2.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  New Accounting Standard

Effective January 1, 1994, the Companies adopted the new accounting standard for certain investments in debt and equity securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS 115 did not materially affect the financial positions or first quarter 1994 results of operations of the Companies.

(3)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which are held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At March 31, 1994, Cleveland Electric and Toledo Edison had $139.6 million and $56 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage.

(4)  Common Stock Dividends

Dividends per common share declared by Centerior Energy during the three months ended March 31, 1994 and 1993 were as follows:

                                             1994        1993

            Paid February 15                 $.20        $.40
            Paid May 15                       .20         .40

Common stock dividends declared by Cleveland Electric during the three months ended March 31, 1994 and 1993 were as follows:

                                             1994        1993
                                                (millions)

            Paid in February                 $18.6       $46.7

Toledo Edison did not declare any common stock dividends during the three months ended March 31, 1994 and 1993.

(5)  Financing Activity

During the three months ended March 31, 1994, the Operating Companies retired debt and preferred stock as follows:

                              Cleveland Electric

Mandatory redemptions consisted of $15 million of Serial Preferred Stock, $9.125 Series N and $1.1 million of bank loans and other long-term debt.

                                Toledo Edison

Mandatory redemptions consisted of $3.2 million of unsecured notes, bank loans and other long-term debt.

(6) Long-Term Debt and Other Borrowing Arrangements

As discussed in Centerior Energy's Note 11(e) and the Operating Companies' respective Note 11(d) in the Notes to the Financial Statements for 1993 in the 1993 Form 10-K, certain unsecured debt agreements contain covenants relating to capitalization, fixed charge coverage ratios and secured financings. The write-offs recorded at December 31, 1993 caused Centerior Energy and the Operating Companies to violate certain of those covenants. The affected creditors have waived those violations in exchange for commitments to provide them with a second mortgage security interest on the Operating Companies' property and other considerations. The Companies expect to complete this process in the second quarter of 1994. The Companies will provide the same security interest to certain other creditors because their agreements require equal treatment. The Companies expect to provide second mortgage collateral for $219 million of unsecured debt ($47 million for Cleveland Electric and $172 million for Toledo Edison), $228 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Operating Companies.

(7)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1993 Form 10-K.

                                                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                                 INCOME STATEMENT
                                                                   (Unaudited)
                                                       (Thousands, Except Per Share Amounts)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                        1994         1993
                                                                                      --------     --------
                  OPERATING REVENUES                                                $ 587,567    $ 598,082


                  OPERATING EXPENSES
                    Fuel and Purchased Power                                          115,353      123,876
                    Other Operation and Maintenance                                   186,818      200,629
                    Depreciation and Amortization                                      68,314       65,959
                    Taxes, Other Than Federal Income Taxes                             83,008       83,077
                    Deferred Operating Expenses, Net                                  (14,851)     (16,800)
                    Federal Income Taxes                                               20,282       19,021
                                                                                      --------     --------
                      Total Operating Expenses                                        458,924      475,762
                                                                                      --------     --------
                  OPERATING INCOME                                                    128,643      122,320

                  NONOPERATING INCOME
                    Allowance for Equity Funds Used During Construction                   842        1,348
                    Other Income and Deductions, Net                                    2,555        1,629
                    Deferred Carrying Charges                                           9,917       13,849
                    Federal Income Taxes - Credit (Expense)                            (1,263)         386
                                                                                      --------     --------
                      Total Nonoperating Income                                        12,051       17,212
                                                                                      --------     --------
                  INCOME BEFORE INTEREST CHARGES                                      140,694      139,532

                  INTEREST CHARGES
                    Long-term Debt                                                     88,347       87,027
                    Short-term Debt                                                     1,466        2,211
                    Allowance for Borrowed Funds Used During Construction                (782)      (1,020)
                                                                                      --------     --------
                      Net Interest Charges                                             89,031       88,218
                                                                                      --------     --------
                  INCOME AFTER INTEREST CHARGES                                        51,663       51,314

                    Preferred Dividend Requirements of Subsidiaries                    16,660       16,097
                                                                                      --------     --------
                  NET INCOME                                                        $  35,003    $  35,217
                                                                                      ========     ========


                  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          147,446      143,364
                                                                                      ========     ========
                  EARNINGS PER COMMON SHARE                                         $     .24    $     .25
                                                                                      ========     ========



                  The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.

                                           CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                            BALANCE SHEET
                                                             (Thousands)


                                                                                    March 31,        December 31,
                                                                                      1994              1993
                                                                                   (Unaudited)
                                                                                   -----------       -----------
                            ASSETS
                    PROPERTY, PLANT AND EQUIPMENT
                      Utility Plant In Service                                   $  9,529,622      $  9,571,124
                      Accumulated Depreciation and Amortization                    (2,619,867)       (2,677,368)
                                                                                   -----------       -----------
                                                                                    6,909,755         6,893,756
                      Construction Work In Progress                                   140,793           180,931
                                                                                   -----------       -----------
                                                                                    7,050,548         7,074,687
                      Nuclear Fuel, Net of Amortization                               327,641           344,642
                      Other Property, Less Accumulated Depreciation                    29,436            40,808
                                                                                   -----------       -----------
                                                                                    7,407,625         7,460,137

                    CURRENT ASSETS
                      Cash and Temporary Cash Investments                             183,458           225,253
                      Amounts Due from Customers and Others, Net                      244,586           220,500
                      Unbilled Revenues                                               109,844           123,844
                      Materials and Supplies, at Average Cost                         138,639           135,511
                      Fossil Fuel Inventory, at Average Cost                           27,221            32,159
                      Taxes Applicable to Succeeding Years                            214,163           249,544
                      Other                                                            11,470             6,235
                                                                                   -----------       -----------
                                                                                      929,381           993,046
                    DEFERRED CHARGES AND OTHER ASSETS
                      Amounts Due from Customers for Future Federal Income Taxes      986,207           968,267
                      Unamortized Loss from Beaver Valley Unit 2 Sale                 104,067           105,190
                      Unamortized Loss on Reacquired Debt                              90,106            92,385
                      Carrying Charges and Operating Expenses                         886,347           861,660
                      Nuclear Plant Decommissioning Trusts                             61,597            55,682
                      Other                                                           170,717           173,463
                                                                                   -----------       -----------
                                                                                    2,299,041         2,256,647
                                                                                   -----------       -----------
                                                                                 $ 10,636,047      $ 10,709,830
                                                                                   ===========       ===========

                             CAPITALIZATION AND LIABILITIES
                    CAPITALIZATION
                      Common Stock Equity                                        $  1,771,108      $  1,785,122
                      Preferred Stock
                        With Mandatory Redemption Provisions                          298,575           313,575
                        Without Mandatory Redemption Provisions                       450,871           450,871
                      Long-Term Debt                                                4,013,905         4,018,554
                                                                                   -----------       -----------
                                                                                    6,534,459         6,568,122

                    OTHER NONCURRENT LIABILITIES
                      Nuclear Fuel Lease Obligations                                  254,954           253,666
                      Other                                                           192,924           195,377
                                                                                   -----------       -----------
                                                                                      447,878           449,043
                    CURRENT LIABILITIES
                      Current Portion of Long-Term Debt and Preferred Stock           127,685           127,253
                      Current Portion of Lease Obligations                            101,687           111,490
                      Accounts Payable                                                159,611           188,409
                      Accrued Taxes                                                   309,103           377,887
                      Accrued Interest                                                 99,747            87,394
                      Dividends Declared                                               50,165            15,795
                      Other                                                            60,508            57,399
                                                                                   -----------       -----------
                                                                                      908,506           965,627
                    DEFERRED CREDITS
                      Unamortized Investment Tax Credits                              316,674           329,290
                      Accumulated Deferred Federal Income Taxes                     1,617,140         1,578,955
                      Unamortized Gain from Bruce Mansfield Plant Sale                544,706           551,268
                      Accumulated Deferred Rents for Bruce Mansfield Plant
                        and Beaver Valley Unit 2                                      131,855           127,661
                      Other                                                           134,829           139,864
                                                                                   -----------       -----------
                                                                                    2,745,204         2,727,038
                    COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                   -----------       -----------
                                                                                 $ 10,636,047      $ 10,709,830
                                                                                   ===========       ===========

                    The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.


                                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                         CASH FLOWS
                                                         (Unaudited)
                                                         (Thousands)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $35,003     $35,217
                                                                                              --------    --------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                68,314      65,959
                   Deferred Federal Income Taxes                                                12,980      11,308
                   Unbilled Revenues                                                            14,000      10,000
                   Deferred Fuel                                                                (3,265)      2,585
                   Deferred Carrying Charges                                                    (9,917)    (13,849)
                   Leased Nuclear Fuel Amortization                                             28,954      16,686
                   Deferred Operating Expenses, Net                                            (14,851)    (16,800)
                   Allowance for Equity Funds Used During Construction                            (842)     (1,348)
                   Changes in Amounts Due from Customers and Others, Net                       (24,086)     (4,333)
                   Changes in Inventories                                                        1,810      17,622
                   Changes in Accounts Payable                                                 (28,798)    (18,508)
                   Changes in Working Capital Affecting Operations                             (23,176)    (22,472)
                   Other Noncash Items                                                           6,348       2,088
                                                                                               -------     -------
                     Total Adjustments                                                          27,471      48,938
                                                                                               -------     -------
                     Net Cash from Operating Activities                                         62,474      84,155

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --      (7,501)
                 Debt Issues:
                   First Mortgage Bonds                                                             --     200,200
                   Secured Medium-Term Notes                                                        --     128,000
                 Common Stock Issues                                                             9,988      18,348
                 Reacquired Common Stock                                                            --         249
                 Maturities, Redemptions and Sinking Funds                                     (19,322)   (237,807)
                 Nuclear Fuel Lease Obligations                                                (20,122)    (35,943)
                 Common Stock Dividends Paid                                                   (29,432)    (57,184)
                 Premiums, Discounts and Expenses                                                   --      (4,499)
                                                                                               -------     -------
                     Net Cash from Financing Activities                                        (58,888)      3,863

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (37,843)    (45,309)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                            (782)     (1,020)
                 Other Cash Received (Applied)                                                  (6,756)      1,284
                                                                                               -------     -------
                     Net Cash from Investing Activities                                        (45,381)    (45,045)
                                                                                               -------     -------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (41,795)     42,973
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                      225,253      92,949
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                           $183,458    $135,922
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                         $64,000     $60,000
                 Federal Income Taxes                                                               --       6,000

               The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.

                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K. The information under "Capital Resources and Liquidity" remains un-changed with the following exceptions:

During the first quarter of 1994, the Operating Companies redeemed various securities as discussed in Note 5.

In the second quarter of 1994, Cleveland Electric and Toledo Edison expect to issue $46.1 million and $30.5 million, respectively, of first mortgage bonds as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used to refund equal principal amounts of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. Each new series of bonds will be issued at a fixed rate of interest for the remaining term to July 1, 2023.

Centerior Energy expects to raise about $35 million in 1994 from the sale of authorized but unissued common stock under certain of its employee and share owner stock purchase plans.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. Under their respective mortgages, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At March 31, 1994, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $139 million and $323 million of additional first mortgage bonds, respectively. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

Results of Operations

Factors contributing to the 1.8% decrease in first quarter 1994 operating revenues are shown as follows:

               Factors                           Millions

     Sales Volume and Mix                         $ 24.6
     Wholesale Revenues                             (7.7)
     Fuel Cost Recovery Revenues                   (15.5)
     Base Rates and Miscellaneous Revenues         (11.9)

     Total                                        $(10.5)

Percentage changes between 1994 and 1993 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories               % Change

               Residential                         5.0%
               Commercial                          5.1
               Industrial                          4.9
               Other                              (4.2)
               Total                               4.1

First quarter 1994 total kilowatt-hour sales increased as a result of increased economic activity and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers, large steel industry customers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of colder weather in the first quarter of 1994 than in the first quarter of 1993, which increased heating-related demand. Other sales decreased as lower wholesale sales were partially offset by higher sales to public authorities.

The decreases in first quarter 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decrease in first quarter 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted averages of the fuel cost recovery factors used for the first quarter of 1994 decreased about 19% and 2% for Cleveland Electric and Toledo Edison, respectively, compared to those used in the 1993 first quarter.

The decrease in first quarter 1994 base rates and miscellaneous revenues was primarily attributable to three factors: lower base rate revenues in 1994 from certain large industrial customers under economic incentive contracts; lower base rate revenues in 1994 from certain large commercial customers as a result of lower tariff rates based on changes in their load characteristics; and a disproportionate increase in kilowatt-hour sales to residential customers in 1994 at lower incremental rates under the declining rate schedules based on usage.

First quarter operating expenses in 1994 decreased 3.5% from the 1993 amount. Other operation and maintenance expenses decreased primarily as a result of cost reduction measures, including the work force reduction in 1993. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. A change in the system generation mix (more nuclear generation and less coal-fired generation in the 1994 first quarter than in the 1993 period) accounted for a large part of the lower fuel expense for the first quarter of 1994. Depreciation and amortization expense increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in 1993. A decrease in deferred operating expenses resulted primarily from the cessation in 1994 of deferrals related to the rate phase-in plans for the investments in Perry Nuclear Power Plant Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement for the Operating Companies. Federal income taxes increased as a result of higher pretax operating income.

First quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation in 1994 of accruals related to the phase-in plans. The first quarter federal income tax provision for non-operating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

First quarter net income in 1994 decreased $0.2 million, or 0.6%, from the 1993 amount. Quarterly earnings per common share decreased $.01 per share, or 4%.




                                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                                                 INCOME STATEMENT
                                                                   (Unaudited)
                                                                   (Thousands)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                        1994         1993
                                                                                      --------     --------
                  OPERATING REVENUES                                                $ 407,855    $ 421,107


                  OPERATING EXPENSES
                    Fuel and Purchased Power (1)                                       99,939      112,540
                    Other Operation and Maintenance                                   112,052      118,804
                    Depreciation and Amortization                                      47,992       46,460
                    Taxes, Other Than Federal Income Taxes                             59,085       58,963
                    Deferred Operating Expenses, Net                                   (9,719)      (9,872)
                    Federal Income Taxes                                               12,994       12,102
                                                                                      --------     --------
                      Total Operating Expenses                                        322,343      338,997
                                                                                      --------     --------
                  OPERATING INCOME                                                     85,512       82,110

                  NONOPERATING INCOME
                    Allowance for Equity Funds Used During Construction                   630        1,024
                    Other Income and Deductions, Net                                    1,899        2,005
                    Deferred Carrying Charges                                           6,237        7,648
                    Federal Income Taxes - Credit (Expense)                            (1,056)         138
                                                                                      --------     --------
                      Total Nonoperating Income                                         7,710       10,815
                                                                                      --------     --------
                  INCOME BEFORE INTEREST CHARGES                                       93,222       92,925

                  INTEREST CHARGES
                    Long-term Debt                                                     60,433       59,994
                    Short-term Debt                                                       626        1,007
                    Allowance for Borrowed Funds Used During Construction                (744)        (813)
                                                                                      --------     --------
                      Net Interest Charges                                             60,315       60,188
                                                                                      --------     --------
                  NET INCOME                                                           32,907       32,737

                    Preferred Dividend Requirements                                    11,502       10,181
                                                                                      --------     --------
                  EARNINGS AVAILABLE FOR COMMON STOCK                               $  21,405    $  22,556
                                                                                      ========     ========




                  (1)  Includes purchased power expense for
                       purchases from Toledo Edison.                                $  29,669    $  30,418

                  The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.


                                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                                           BALANCE SHEET
                                                            (Thousands)


                                                                                    March 31,        December 31,
                                                                                      1994              1993
                                                                                   (Unaudited)
                                                                                   -----------       -----------
                             ASSETS
                    PROPERTY, PLANT AND EQUIPMENT
                      Utility Plant In Service                                   $  6,685,254      $  6,734,130
                      Accumulated Depreciation and Amortization                    (1,816,016)       (1,889,584)
                                                                                   -----------       -----------
                                                                                    4,869,238         4,844,546
                      Construction Work In Progress                                   107,477           141,422
                                                                                   -----------       -----------
                                                                                    4,976,715         4,985,968
                      Nuclear Fuel, Net of Amortization                               193,459           202,200
                      Other Property, Less Accumulated Depreciation                    29,848            41,041
                                                                                   -----------       -----------
                                                                                    5,200,022         5,229,209

                    CURRENT ASSETS
                      Cash and Temporary Cash Investments                              14,604            77,374
                      Amounts Due from Customers and Others, Net                      172,383           155,899
                      Amounts Due from Affiliates                                      10,047             5,399
                      Unbilled Revenues                                                89,000            99,000
                      Materials and Supplies, at Average Cost                          92,732            92,659
                      Fossil Fuel Inventory, at Average Cost                           15,397            20,188
                      Taxes Applicable to Succeeding Years                            153,043           178,577
                      Other                                                             3,664             2,967
                                                                                   -----------       -----------
                                                                                      550,870           632,063
                    DEFERRED CHARGES AND OTHER ASSETS
                      Amounts Due from Customers for Future Federal Income Taxes      598,392           586,494
                      Unamortized Loss on Reacquired Debt                              59,186            60,293
                      Carrying Charges and Operating Expenses                         534,550           518,613
                      Nuclear Plant Decommissioning Trusts                             33,114            29,955
                      Other                                                            96,561           102,546
                                                                                   -----------       -----------
                                                                                    1,321,803         1,297,901
                                                                                   -----------       -----------
                                                                                 $  7,072,695      $  7,159,173
                                                                                   ===========       ===========

                             CAPITALIZATION AND LIABILITIES
                    CAPITALIZATION
                      Common Stock Equity                                        $  1,054,266      $  1,039,947
                      Preferred Stock
                        With Mandatory Redemption Provisions                          270,225           285,225
                        Without Mandatory Redemption Provisions                       240,871           240,871
                      Long-Term Debt                                                2,792,437         2,793,162
                                                                                   -----------       -----------
                                                                                    4,357,799         4,359,205

                    OTHER NONCURRENT LIABILITIES
                      Nuclear Fuel Lease Obligations                                  152,119           150,775
                      Other                                                            95,596            96,352
                                                                                   -----------       -----------
                                                                                      247,715           247,127
                    CURRENT LIABILITIES
                      Current Portion of Long-Term Debt and Preferred Stock            70,057            70,394
                      Current Portion of Lease Obligations                             57,439            62,610
                      Accounts Payable                                                 94,503           122,385
                      Accounts Payable to Affiliates                                   54,299            60,956
                      Accrued Taxes                                                   257,333           304,621
                      Accrued Interest                                                 70,225            60,376
                      Dividends Declared                                                7,533            19,258
                      Other                                                            34,159            32,632
                                                                                   -----------       -----------
                                                                                      645,548           733,232
                    DEFERRED CREDITS
                      Unamortized Investment Tax Credits                              224,508           235,293
                      Accumulated Deferred Federal Income Taxes                     1,129,950         1,104,859
                      Unamortized Gain from Bruce Mansfield Plant Sale                339,120           343,183
                      Accumulated Deferred Rents for Bruce Mansfield Plant             77,902            77,304
                      Other                                                            50,153            58,970
                                                                                   -----------       -----------
                                                                                    1,821,633         1,819,609
                    COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                   -----------       -----------
                                                                                 $  7,072,695      $  7,159,173
                                                                                   ===========       ===========

                    The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.





                                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                                            CASH FLOWS
                                                            (Unaudited)
                                                            (Thousands)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $32,907     $32,737
                                                                                              --------    --------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                47,992      46,460
                   Deferred Federal Income Taxes                                                 5,885       5,700
                   Unbilled Revenues                                                            10,000       9,000
                   Deferred Fuel                                                                (5,616)      7,530
                   Deferred Carrying Charges                                                    (6,237)     (7,648)
                   Leased Nuclear Fuel Amortization                                             16,053       9,254
                   Deferred Operating Expenses, Net                                             (9,719)     (9,872)
                   Allowance for Equity Funds Used During Construction                            (630)     (1,024)
                   Changes in Amounts Due from Customers and Others, Net                       (16,484)     (2,167)
                   Changes in Inventories                                                        4,718       7,011
                   Changes in Accounts Payable                                                 (27,882)    (34,741)
                   Changes in Working Capital Affecting Operations                             (22,380)      2,375
                   Other Noncash Items                                                             968      (1,123)
                                                                                               -------     -------
                     Total Adjustments                                                          (3,332)     30,755
                                                                                               -------     -------
                     Net Cash from Operating Activities                                         29,575      63,492

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --      10,001
                 Notes Payable to Affiliates                                                        --       7,000
                 Debt Issues:
                   First Mortgage Bonds                                                             --     180,000
                   Secured Medium-Term Notes                                                        --      35,000
                 Maturities, Redemptions and Sinking Funds                                     (16,138)   (188,637)
                 Nuclear Fuel Lease Obligations                                                (11,140)    (20,110)
                 Dividends Paid                                                                (30,328)    (56,705)
                 Premiums, Discounts and Expenses                                                   --      (3,617)
                                                                                               -------     -------
                     Net Cash from Financing Activities                                        (57,606)    (37,068)

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (30,366)    (36,311)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                            (744)       (813)
                 Other Cash Applied                                                             (3,629)       (542)
                                                                                               -------     -------
                     Net Cash from Investing Activities                                        (34,739)    (37,666)
                                                                                               -------     -------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (62,770)    (11,242)
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       77,374      33,524
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $14,604     $22,282
                                                                                               =======     =======

               Other Payment Information:
                 Interest (net of amounts capitalized)                                         $43,000     $38,000
                 Federal Income Taxes                                                               --       4,700

               The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.

         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1994, Cleveland Electric redeemed various securities as discussed in Note 5.

In the second quarter of 1994, Cleveland Electric expects to issue $46.1 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used to refund $46.1 million of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. The new series of bonds will be issued at a fixed rate of interest for the remaining term to July 1, 2023.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refund-able bonds only if the applicable interest coverage test is met. At March 31, 1994, Cleveland Electric would have been permitted to issue approximately
$139 million of additional first mortgage bonds. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

Results of Operations

Factors contributing to the 3.1% decrease in first quarter 1994 operating revenues are shown as follows:

               Factors                           Millions

     Sales Volume and Mix                         $ 15.6
     Wholesale Revenues                             (9.2)
     Fuel Cost Recovery Revenues                   (14.7)
     Base Rates and Miscellaneous Revenues          (5.0)

     Total                                        $(13.3)

Percentage changes between 1994 and 1993 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories               % Change

               Residential                         4.3%
               Commercial                          4.5
               Industrial                          3.3
               Other                             (25.6)
               Total                               1.3

First quarter 1994 total kilowatt-hour sales increased as a result of weather-related demand and increased economic activity. Residential and commercial sales increased as a result of colder weather in the first quarter of 1994 than in the first quarter of 1993, which increased heating-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers and steel industry customers. Other sales decreased as lower wholesale sales were partially offset by higher sales to public authorities.

The decreases in first quarter 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decrease in fuel cost recovery revenues included in customer bills resulted from a 19% decrease in the weighted average of the fuel cost recovery factors used in the first quarter of 1994 to calculate these revenues compared to the 1993 first quarter average.

The decrease in first quarter 1994 base rates and miscellaneous revenues was primarily attributable to three factors: lower base rate revenues in 1994 from certain large industrial customers under economic incentive contracts; lower base rate revenues in 1994 from certain large commercial customers as a result of lower tariff rates based on changes in their load characteristics; and a disproportionate increase in kilowatt-hour sales to residential customers in 1994 at lower incremental rates under the declining rate schedule based on usage.

First quarter operating expenses in 1994 decreased 4.9% from the 1993 amount. Lower fuel and purchased power expenses resulted primarily from less amortization of previously deferred fuel costs than the amount amortized in 1993. Other operation and maintenance expenses decreased primarily as a result of cost reduction measures, including the work force reduction in 1993. Depreciation and amortization expense increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in 1993. Federal income taxes increased as a result of higher pretax operating income.

First quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation in 1994 of accruals related to the rate phase-in plan for the investments in Perry Nuclear Power Plant Unit 1 and

Beaver Valley Power Station Unit 2 under a 1989 rate agreement. The first quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

First quarter preferred dividend requirements in 1994 increased from the 1993 amount primarily because of the new issue of preferred stock in 1993.

First quarter earnings available for common stock in 1994 decreased $1 million, or 5.1%, from the 1993 amount.


                                                             THE TOLEDO EDISON COMPANY
                                                                 INCOME STATEMENT
                                                                   (Unaudited)
                                                                   (Thousands)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                      ---------------------
                                                                                        1994         1993
                                                                                      --------     --------
                  OPERATING REVENUES (1)                                            $ 216,572    $ 214,815


                  OPERATING EXPENSES
                    Fuel and Purchased Power                                           45,673       42,583
                    Other Operation and Maintenance                                    81,583       89,330
                    Depreciation and Amortization                                      20,322       19,500
                    Taxes, Other Than Federal Income Taxes                             23,748       23,995
                    Deferred Operating Expenses, Net                                   (5,133)      (6,928)
                    Federal Income Taxes                                                7,371        6,976
                                                                                      --------     --------
                      Total Operating Expenses                                        173,564      175,456
                                                                                      --------     --------
                  OPERATING INCOME                                                     43,008       39,359

                  NONOPERATING INCOME
                    Allowance for Equity Funds Used During Construction                   213          324
                    Other Income and Deductions, Net                                      468          273
                    Deferred Carrying Charges                                           3,680        6,200
                    Federal Income Taxes - Credit (Expense)                               (26)         421
                                                                                      --------     --------
                      Total Nonoperating Income                                         4,335        7,218
                                                                                      --------     --------
                  INCOME BEFORE INTEREST CHARGES                                       47,343       46,577

                  INTEREST CHARGES
                    Long-term Debt                                                     27,913       27,033
                    Short-term Debt                                                       892        1,443
                    Allowance for Borrowed Funds Used During Construction                 (38)        (207)
                                                                                      --------     --------
                      Net Interest Charges                                             28,767       28,269
                                                                                      --------     --------
                  NET INCOME                                                           18,576       18,308

                    Preferred Dividend Requirements                                     5,158        5,915
                                                                                      --------     --------
                  EARNINGS AVAILABLE FOR COMMON STOCK                               $  13,418    $  12,393
                                                                                      ========     ========




                  (1) Includes revenues from bulk power sales
                      to Cleveland Electric.                                        $  29,669    $  30,418

                  The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.


                                                     THE TOLEDO EDISON COMPANY
                                                           BALANCE SHEET
                                                            (Thousands)


                                                                                    March 31,        December 31,
                                                                                      1994              1993
                                                                                   (Unaudited)
                                                                                   -----------       -----------
                             ASSETS
                    PROPERTY, PLANT AND EQUIPMENT
                      Utility Plant In Service                                   $  2,844,368      $  2,836,993
                      Accumulated Depreciation and Amortization                      (803,852)         (787,784)
                                                                                   -----------       -----------
                                                                                    2,040,516         2,049,209
                      Construction Work In Progress                                    33,316            39,509
                                                                                   -----------       -----------
                                                                                    2,073,832         2,088,718
                      Nuclear Fuel, Net of Amortization                               134,182           142,442
                      Other Property, Less Accumulated Depreciation                      (412)             (234)
                                                                                   -----------       -----------
                                                                                    2,207,602         2,230,926

                    CURRENT ASSETS
                      Cash and Temporary Cash Investments                             102,746            82,042
                      Amounts Due from Customers and Others, Net                       68,486            62,979
                      Amounts Due from Affiliates                                      14,067            15,682
                      Unbilled Revenues                                                20,844            24,844
                      Materials and Supplies, at Average Cost                          45,907            42,852
                      Fossil Fuel Inventory, at Average Cost                           11,824            11,971
                      Taxes Applicable to Succeeding Years                             61,120            70,966
                      Other                                                               266             2,284
                                                                                   -----------       -----------
                                                                                      325,260           313,620
                    DEFERRED CHARGES AND OTHER ASSETS
                      Amounts Due from Customers for Future Federal Income Taxes      387,772           381,729
                      Unamortized Loss from Beaver Valley Unit 2 Sale                 104,067           105,190
                      Unamortized Loss on Reacquired Debt                              30,920            32,093
                      Carrying Charges and Operating Expenses                         351,796           343,046
                      Nuclear Plant Decommissioning Trusts                             28,484            25,727
                      Other                                                            73,542            77,523
                                                                                   -----------       -----------
                                                                                      976,581           965,308
                                                                                   -----------       -----------
                                                                                 $  3,509,443      $  3,509,854
                                                                                   ===========       ===========

                             CAPITALIZATION AND LIABILITIES
                    CAPITALIZATION
                      Common Stock Equity                                        $    636,112      $    622,375
                      Preferred Stock
                        With Mandatory Redemption Provisions                           28,350            28,350
                        Without Mandatory Redemption Provisions                       210,000           210,000
                      Long-Term Debt                                                1,221,468         1,225,392
                                                                                   -----------       -----------
                                                                                    2,095,930         2,086,117

                    OTHER NONCURRENT LIABILITIES
                      Nuclear Fuel Lease Obligations                                  102,836           102,891
                      Other                                                            80,841            82,757
                                                                                   -----------       -----------
                                                                                      183,677           185,648
                    CURRENT LIABILITIES
                      Current Portion of Long-Term Debt and Preferred Stock            57,629            56,859
                      Current Portion of Lease Obligations                             44,248            48,880
                      Accounts Payable                                                 53,875            63,384
                      Accounts Payable to Affiliates                                   31,383            26,608
                      Accrued Taxes                                                    67,702            89,574
                      Accrued Interest                                                 29,583            27,022
                      Other                                                            21,430            16,948
                                                                                   -----------       -----------
                                                                                      305,850           329,275
                    DEFERRED CREDITS
                      Unamortized Investment Tax Credits                               92,166            93,997
                      Accumulated Deferred Federal Income Taxes                       484,856           471,471
                      Unamortized Gain from Bruce Mansfield Plant Sale                205,586           208,085
                      Accumulated Deferred Rents for Bruce Mansfield Plant
                        and Beaver Valley Unit 2                                       53,953            50,357
                      Other                                                            87,425            84,904
                                                                                   -----------       -----------
                                                                                      923,986           908,814
                    COMMITMENTS AND CONTINGENCIES (Note 7)
                                                                                   -----------       -----------
                                                                                 $  3,509,443      $  3,509,854
                                                                                   ===========       ===========

                    The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.

                                                    THE TOLEDO EDISON COMPANY
                                                            CASH FLOWS
                                                            (Unaudited)
                                                            (Thousands)
                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $18,576     $18,308
                                                                                               -------     -------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                20,322      19,500
                   Deferred Federal Income Taxes                                                 7,387       5,519
                   Unbilled Revenues                                                             4,000       1,000
                   Deferred Fuel                                                                 2,351      (4,945)
                   Deferred Carrying Charges                                                    (3,680)     (6,200)
                   Leased Nuclear Fuel Amortization                                             12,901       7,432
                   Deferred Operating Expenses, Net                                             (5,133)     (6,928)
                   Allowance for Equity Funds Used During Construction                            (213)       (324)
                   Changes in Amounts Due from Customers and Others, Net                        (5,507)     (1,547)
                   Changes in Inventories                                                       (2,908)     10,611
                   Changes in Accounts Payable                                                  (9,509)      7,659
                   Changes in Working Capital Affecting Operations                               3,425     (26,002)
                   Other Noncash Items                                                           5,380       3,211
                                                                                                ------      ------
                     Total Adjustments                                                          28,816       8,986
                                                                                                ------      ------
                     Net Cash from Operating Activities                                         47,392      27,294

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (17,502)
                 Debt Issues:
                   First Mortgage Bonds                                                             --      20,200
                   Secured Medium-Term Notes                                                        --      93,000
                 Maturities, Redemptions and Sinking Funds                                      (3,184)    (49,170)
                 Nuclear Fuel Lease Obligations                                                 (8,982)    (15,833)
                 Dividends Paid                                                                   (152)     (5,939)
                 Premiums, Discounts and Expenses                                                   --        (882)
                                                                                               -------      ------
                     Net Cash from Financing Activities                                        (12,318)     23,874

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                   (7,477)     (8,998)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                             (38)       (207)
                 Loans to Affiliates                                                                --     (18,000)
                 Other Cash Received (Applied)                                                  (6,855)      5,943
                                                                                                ------      ------
                     Net Cash from Investing Activities                                        (14,370)    (21,262)
                                                                                                ------      ------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                20,704      29,906
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       82,042      15,731
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                           $102,746     $45,637
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                         $21,000     $22,000
                 Federal Income Taxes                                                               --       1,800

               The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.

                          THE TOLEDO EDISON COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1994, Toledo Edison redeemed various securities as discussed in Note 5.

In the second quarter of 1994, Toledo Edison expects to issue $30.5 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used to refund $30.5 million of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. The new series of bonds will be issued at a fixed rate of interest for the remaining term to July 1, 2023.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At March 31, 1994, Toledo Edison would have been permitted to issue approximately $323 million of additional first mortgage bonds.

Results of Operations

Factors contributing to the 0.8% increase in first quarter 1994 operating revenues are shown as follows:

               Factors                           Millions

     Sales Volume and Mix                         $ 9.0
     Wholesale Revenues                             0.5
     Base Rates and Miscellaneous Revenues         (6.9)
     Fuel Cost Recovery Revenues                   (0.8)

     Total                                        $ 1.8

Percentage changes between 1994 and 1993 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories               % Change

               Residential                         6.6%
               Commercial                          6.9
               Industrial                          8.4
               Other                              17.3
               Total                              10.1

First quarter 1994 total kilowatt-hour sales increased as a result of increased wholesale sales (included in the "Other" category), increased economic activity and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of colder weather in the first quarter of 1994 than in the first quarter of 1993, which increased heating-related demand.

The decrease in first quarter 1994 base rates and miscellaneous revenues was primarily attributable to three factors: lower base rate revenues in 1994 from certain large industrial customers under economic incentive contracts; lower base rate revenues in 1994 from certain large commercial customers as a result of lower tariff rates based on changes in their load characteristics; and a disproportionate increase in kilowatt-hour sales to residential customers in 1994 at lower incremental rates under the declining rate schedule based on usage.

The decrease in fuel cost recovery revenues included in customer bills resulted from a 2% decrease in the weighted average of the fuel cost recovery factors used in the first quarter of 1994 to calculate these revenues compared to the 1993 first quarter average.

First quarter operating expenses in 1994 decreased 1.1% from the 1993 amount. Other operation and maintenance expenses decreased primarily as a result of cost reduction measures, including the work force reduction in 1993. Higher fuel and purchased power expenses resulted primarily from increased amortization of previously deferred fuel costs than the amount amortized in 1993. Depreciation and amortization expense increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in 1993. A decrease in deferred operating expenses resulted from the cessation in 1994 of deferrals related to the rate phase-in plan for the investments in Perry Nuclear Power Plant Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement and less deferrals under the Rate Stabilization Program in the first quarter of 1994. Federal income taxes increased as a result of higher pretax operating income.

First quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation in 1994 of accruals related to the phase-in plan. The first quarter federal income tax provision for non-operating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

First quarter preferred dividend requirements in 1994 decreased from the 1993 amount because of the retirement of preferred stock in 1993.

First quarter earnings available for common stock in 1994 increased $1 million, or 8.3%, from the 1993 amount.

PART II.  OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security-Holders

1.      Centerior Energy

        a. Centerior Energy's Annual Meeting of share owners was held on April 26, 1994.

        b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 23, 1994, and all such nominees were elected.

        c. Five matters were submitted to share owners for a vote at the Annual Meeting.

                Issue 1 was the election of 12 directors of Centerior Energy. The vote on this issue was as follows:

                                                                    Broker
                Nominee                 For          Withheld       Non-Vote

                R. P. Anderson       91,467,251     6,062,438     22,446,350
                A. C. Bersticker     91,485,281     6,044,408     22,446,350
                L. Carter            91,441,479     6,088,210     22,446,350
                T. A. Commes         90,851,749     6,677,940     22,446,350
                W. R. Embry          91,266,849     6,262,840     22,446,350
                R. J. Farling        91,404,621     6,125,068     22,446,350
                G. H. Kaull          91,607,769     5,921,920     22,446,350
                R. A. Miller         91,313,524     6,216,165     22,446,350
                F. E. Mosier         91,526,326     6,003,363     22,446,350
                Sr. M. M. Reinhard   91,161,218     6,368,471     22,446,350
                R. C. Savage         91,445,158     6,084,531     22,446,350
                W. J. Williams       91,491,285     6,038,404     22,446,350

                Issue 2 was the ratification of the appointment by the Board of Directors of Arthur Andersen & Co. as the independent accountants of Centerior Energy, Cleveland Electric and
                Toledo Edison for 1994.  The vote on this issue was as follows:

                                                                     Broker
                          For          Against        Abstain       Non-Vote
                     93,897,566       2,172,892       1,459,231    22,446,350

                Issue 3 was a share owner proposal recommending that a salary ceiling be instituted such that no senior executive officer or director of Centerior Energy receive a combined salary and other compensation which is more than one hundred and fifty percent of the salary provided to the President of the United States. The vote on this issue was as follows:

                                                                    Broker
                          For          Against        Abstain       Non-Vote

                    26,174,707       52,588,695      2,947,868     38,355,769

                Issue 4 was a share owner proposal to cut by ten percent the salaries of, and all the incentives received by, the chief executive officer and all directors of Centerior Energy effective immediately upon approval of the proposal. The vote on this issue was as follows:

                                                                    Broker
                          For          Against        Abstain       Non-Vote

                     27,064,568       51,763,516      2,883,186     38,355,769

                Issue 5 was a share owner proposal that no expenditure or investment by Centerior Energy of one million dollars or more could be made without the approval of the holders of a majority of the common shares issued and outstanding unless such expenditure or investment would constitute "ordinary business" as that term is used in Rule 14a-8(c)(7) of the Securities and Exchange Commission, and that all such "ordinary business" expenditures or investments of one million dollars or more shall be reported by the board of directors to the share holders at least quarterly. The vote on this issue was as follows:

                                                                    Broker
                          For          Against        Abstain       Non-Vote

                     19,888,995      57,825,026      3,997,249     38,355,769

2.      Cleveland Electric

        a. In lieu of an Annual Meeting, Cleveland Electric's sole share owner, Centerior Energy (the sole share owner of all 79,590,689 outstanding shares of Cleveland Electric common stock), elected directors of Cleveland Electric through a Written Action of Sole Share Owner on April 26, 1994.

        b.      The directors elected pursuant to the Written Action were:

                       Robert J. Farling
                       Murray R. Edelman
                       Fred J. Lange, Jr.

        c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

3.      Toledo Edison

        a. In lieu of an Annual Meeting, Toledo Edison's sole share owner, Centerior Energy (the sole share owner of all 39,133,887 outstanding shares of Toledo Edison common stock), elected directors of Toledo Edison through a Written Action of Sole Share Owner on April 26, 1994.

        b.      The directors elected pursuant to the Written Action were:

                       Robert J. Farling
                       Murray R. Edelman
                       Fred J. Lange, Jr.

        c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

Item 5.         Other Information

1.      Potential Downgrading of Certain Securities of the Operating Companies

        On May 9, 1994, Moody's Investors Service, Inc. announced that it had placed the credit ratings of certain securities of Cleveland Electric and Toledo Edison under review for possible downgrade. Moody's indicated that the ratings for the following securities were being reviewed: preferred stock of both Operating Companies, Toledo Edison debentures and secured lease obligation bonds issued by CTC Beaver Valley Funding Corporation, Beaver Valley II Funding Corporation and CTC Mansfield Funding Corporation which are secured by rental payments made by Cleveland Electric and Toledo Edison.

Item 6.         Exhibits and Reports on Form 8-K

a.      Exhibits

        None.

b.      Reports on Form 8-K

        During the quarter ended March 31, 1994, Centerior Energy, Cleveland Electric and Toledo Edison each filed the following Current Report on Form 8-K:

        A Form 8-K dated December 22, 1993 was filed on January 4, 1994 to report, under "Item 5. Other Events", on the following: 1. Cleveland Electric and Toledo Edison Securities Downgraded (Moody's Investors Service, Inc. and Standard & Poor's Corporation lowered their ratings on the Operating Companies' debt and preferred stock) and 2. Strategic Plan, Dividends and Write-offs (Centerior Energy's Board of Directors approved a new strategic plan to strengthen the Companies' financial and competitive condition, reduced Centerior Energy's quarterly common stock dividend by one-half and authorized the write-off of $1.02 billion, after taxes, in assets).

                                             Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The person signing this report on behalf of each such registrant is also signing in his capacity as each registrant's Principal Financial Officer.



                                    CENTERIOR ENERGY CORPORATION
                                           (Registrant)



                                    THE CLEVELAND ELECTRIC
                                       ILLUMINATING COMPANY
                                           (Registrant)



                                    THE TOLEDO EDISON COMPANY
                                           (Registrant)











                               By:  PAUL G. BUSBY
                                    Paul G. Busby, Controller and Chief
                                    Accounting Officer of each Registrant



Date:  May 12, 1994