Form 10-K/A
period 1993-12-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1994-06-24
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                FORM 10-K/A



                              Amendment No. 1


(Mark One)

[ X ]   Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1993

                              OR

[   ]   Transition report pursuant to Section 13 or 15(d) of the
                    Securities Exchange Act of 1934
             For the transition period from ____ to ____


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
                   Telephone (419) 249-5000

The Annual Reports on Form 10-K of Centerior Energy Corporation (File No. 1-9130), The Cleveland Electric Illuminating Company (File No. 1-2323) and The Toledo Edison Company (File No. 1-3583) for the fiscal year ended December 31, 1993 are each amended to file as
Exhibit 99a under "Part IV. Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K -- (a) Documents Filed as a Part of the Report -- 4. Exhibits" in each Form 10-K, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the attached Financial Statements of the Centerior Energy Corporation Employee Savings Plan for the fiscal year ended December 31, 1993, which
Exhibit 99a is an exhibit common to all three Annual Reports on Form
10-K.




















                              -1-






                                Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant identified below has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                               CENTERIOR ENERGY CORPORATION
                                       (Registrant)



                               THE CLEVELAND ELECTRIC
                               ILLUMINATING COMPANY
                                       (Registrant)

                               THE TOLEDO EDISON COMPANY
                                       (Registrant)





                             By:  JANIS T. PERCIO
                                  Janis T. Percio
                                  Assistant Secretary of each Registrant







Date:  June 23, 1994

                                                         EXHIBIT 99a









                           FINANCIAL STATEMENTS






                                  OF THE





                       CENTERIOR ENERGY CORPORATION
                           EMPLOYEE SAVINGS PLAN





                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                                                     CENTERIOR ENERGY CORPORATION
                                                                        EMPLOYEE SAVINGS PLAN
                                                                   STATEMENT OF FINANCIAL CONDITION
                                                                                 December 31, 1993
                                                   ----------------------------------------------------------------------------
                                                     Centerior                       Fixed
                                                       Stock         Equity         Income
                                                       Fund           Fund           Fund           Loans             Total
                                                   -------------  -------------  -------------  -------------     -------------

ASSETS
- - - - - ------
Centerior Energy Corporation - common stock,
  at market value                                   $48,995,691             $0             $0             $0       $48,995,691

Equity Fund - diversified common stock fund,
  at market value                                             0     62,356,938              0              0        62,356,938

Funds on deposit with insurance companies and
  banks, at market value                                      0              0     66,813,277              0        66,813,277

United States government securities, at
  market value                                                0              0     52,530,284              0        52,530,284

Loans receivable from participants                            0              0              0      4,456,963         4,456,963

Cash and temporary cash investments                   4,261,912              0      1,439,888              0         5,701,800

Transfers receivable                                          0              0      1,111,915              0         1,111,915

Investment income receivable                             15,397        109,877        423,078              0           548,352

Contributions and other receivables from:
  Participants                                          148,986        225,270        158,860              0           533,116
  Employer                                               59,541         81,698         57,934              0           199,173
  Pension trustee and others                                  0        771,986         77,919              0           849,905
                                                   -------------  -------------  -------------  -------------     -------------
Total assets                                        $53,481,527    $63,545,769   $122,613,155     $4,456,963      $244,097,414
                                                   =============  =============  =============  =============     =============

LIABILITIES AND PLAN EQUITY
- - - - - ---------------------------

Transfers payable                                      $654,730       $440,369             $0        $16,816        $1,111,915

Liabilities for investment purchases and other          643,009        853,510         84,190              0         1,580,709

Plan equity                                          52,183,788     62,251,890    122,528,965      4,440,147       241,404,790
                                                   -------------  -------------  -------------  -------------     -------------
Total liabilities and plan equity                   $53,481,527    $63,545,769   $122,613,155     $4,456,963      $244,097,414
                                                   =============  =============  =============  =============     =============

The accompanying notes to the financial statements are an integral part of this statement.

                                                                     CENTERIOR ENERGY CORPORATION
                                                                        EMPLOYEE SAVINGS PLAN
                                                                   STATEMENT OF FINANCIAL CONDITION
                                                                                 December 31, 1992

                                                   ----------------------------------------------------------------------------
                                                     Centerior                       Fixed
                                                       Stock         Equity         Income
                                                       Fund           Fund           Fund           Loans             Total
                                                   -------------  -------------  -------------  -------------     -------------

ASSETS
- - - - - ------
Centerior Energy Corporation - common stock,
  at market value                                   $99,367,646             $0             $0             $0       $99,367,646

Equity Fund - diversified common stock fund,
  at market value                                             0     52,256,538              0              0        52,256,538

Funds on deposit with insurance companies and
  banks, at market value                                      0              0     47,160,323              0        47,160,323

Loans receivable from participants                            0              0              0      3,564,373         3,564,373

Cash and temporary cash investments                   1,666,271      1,612,971        220,877              0         3,500,119

Transfers receivable                                          0        135,178        876,622              0         1,011,800

Investment income receivable                              4,603         97,736        106,255              0           208,594

Contributions and other receivables from:
  Participants                                           93,053         94,951         56,533              0           244,537
  Employer                                               35,984         33,674         19,932              0            89,590
                                                   -------------  -------------  -------------  -------------     -------------
Total assets                                       $101,167,557    $54,231,048    $48,440,542     $3,564,373      $207,403,520
                                                   =============  =============  =============  =============     =============

LIABILITIES AND PLAN EQUITY
- - - - - ---------------------------

Transfers payable                                    $1,011,800             $0             $0             $0        $1,011,800

Liabilities for investment purchases                    500,000              0        105,829              0           605,829

Plan equity                                          99,655,757     54,231,048     48,334,713      3,564,373       205,785,891
                                                   -------------  -------------  -------------  -------------     -------------
Total liabilities and plan equity                  $101,167,557    $54,231,048    $48,440,542     $3,564,373      $207,403,520
                                                   =============  =============  =============  =============     =============

The accompanying notes to the financial statements are an integral part of this statement.

                                                                  CENTERIOR ENERGY CORPORATION
                                                                     EMPLOYEE SAVINGS PLAN
                                                          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY


                                                                   Year Ended December 31, 1993
                                           ----------------------------------------------------------------------------
                                             Centerior                       Fixed
                                               Stock         Equity         Income
                                               Fund           Fund           Fund           Loans             Total
                                           -------------  -------------  -------------  -------------     -------------

Contributions:
  Participants                               $4,741,769     $6,641,924     $4,355,469             $0       $15,739,162
  Employer                                    1,888,334      2,365,855      1,571,313              0         5,825,502
  Rollover                                      856,817      6,134,494     59,349,308              0        66,340,619

Investment income:
  Dividends                                   7,186,492      1,338,494              0              0         8,524,986
  Interest                                       82,347         73,312      2,183,602        263,349         2,602,610

Net realized gain (loss) and unrealized
  appreciation (depreciation) in market
  value of investments                      (26,723,610)      (387,797)     1,989,261              0       (25,122,146)

Transfers (to)/from other funds (net)       (20,754,474)     1,572,316     19,163,105         19,053                 0

Loan activity:
  Borrowings                                 (1,065,856)      (688,688)      (786,843)     2,541,387                 0
  Repayment of borrowings                             0              0      1,608,012     (1,608,012)                0
  Interest payments                                   0              0        263,349       (263,349)                0
                                           -------------  -------------  -------------  -------------     -------------
                                            (33,788,181)    17,049,910     89,696,576        952,428        73,910,733

Less - Amounts withdrawn by participants     13,683,788      9,029,068     15,502,324         76,654        38,291,834
                                           -------------  -------------  -------------  -------------     -------------
Increase (Decrease) in plan equity
  for the year                              (47,471,969)     8,020,842     74,194,252        875,774        35,618,899

Plan equity at beginning of year             99,655,757     54,231,048     48,334,713      3,564,373       205,785,891
                                           -------------  -------------  -------------  -------------     -------------
Plan equity at end of year                  $52,183,788    $62,251,890   $122,528,965     $4,440,147      $241,404,790
                                           =============  =============  =============  =============     =============

The accompanying notes to the financial statements are an integral part of this statement.

                                                                  CENTERIOR ENERGY CORPORATION
                                                                     EMPLOYEE SAVINGS PLAN
                                                          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY


                                                                   Year Ended December 31, 1992
                                           ----------------------------------------------------------------------------
                                             Centerior                       Fixed
                                               Stock         Equity         Income
                                               Fund           Fund           Fund           Loans             Total
                                           -------------  -------------  -------------  -------------     -------------

Contributions:
  Participants                               $5,459,556     $6,028,751     $3,953,734             $0       $15,442,041
  Employer                                    2,190,304      2,234,801      1,498,119              0         5,923,224

Investment income:
  Dividends                                   7,850,104      1,101,517              0              0         8,951,621
  Interest                                       41,039         95,497      2,972,180        139,306         3,248,022

Net realized gain (loss) and unrealized
  appreciation (depreciation) in market
  value of investments                          256,302      2,157,675        305,281              0         2,719,258

Transfers (to)/from other funds (net)        (6,226,100)     2,976,741      3,249,359              0                 0

Loan activity:
  Borrowings                                 (2,096,799)      (927,829)    (1,052,765)     4,077,393                 0
  Repayment of borrowings                             0              0        502,503       (502,503)                0
  Interest payments                                   0              0        139,306       (139,306)                0
                                           -------------  -------------  -------------  -------------     -------------
                                              7,474,406     13,667,153     11,567,717      3,574,890        36,284,166

Less - Amounts withdrawn by participants      4,940,070      1,789,196      2,249,114         10,517         8,988,897
                                           -------------  -------------  -------------  -------------     -------------
Increase in plan equity for the year          2,534,336     11,877,957      9,318,603      3,564,373        27,295,269

Plan equity at beginning of year             97,121,421     42,353,091     39,016,110              0       178,490,622
                                           -------------  -------------  -------------  -------------     -------------
Plan equity at end of year                  $99,655,757    $54,231,048    $48,334,713     $3,564,373      $205,785,891
                                           =============  =============  =============  =============     =============

The accompanying notes to the financial statements are an integral part of this statement.

                         CENTERIOR ENERGY CORPORATION
                            EMPLOYEE SAVINGS PLAN
                      NOTES TO THE FINANCIAL STATEMENTS


NOTE 1 - GENERAL DESCRIPTION OF THE PLAN

The Centerior Energy Corporation (Centerior) Employee Savings Plan (Plan) was approved by the Centerior Board of Directors in 1986 and went into effect as of January 1, 1987. The purpose of the Plan is to afford eligible employees an opportunity to make systematic savings through payroll deductions, to invest such savings in a manner which will assist them in meeting their savings and investment needs, and to facilitate their becoming share owners of Centerior. Participation in the Plan is voluntary.

An eligible employee is any part-time, temporary, full-time probationary or full-time regular employee of Centerior, Centerior Service Company (CSC), The Cleveland Electric Illuminating Company (CEI), Centerior Properties Company
(CPC) or The Toledo Edison Company (TE) and is at least age 18. CSC, CEI and TE are wholly owned subsidiaries of Centerior. CPC is a wholly owned subsidiary of CEI.

The Employee Savings Plan Trust (Trust) has been established by agreement between Centerior, CSC and Society National Bank (Society), Cleveland, Ohio. Society has been selected by Centerior to serve as trustee (Trustee) of the Trust. The Trust is divided into three subtrusts - the After Tax Subtrust, the Before Tax Subtrust and the Rollover Subtrust. There are three funds in each Subtrust, as follows: (1) Centerior Stock Fund, (2) Equity Fund and (3) Fixed Income Fund.

Centerior may close contributions into the Plan at any time. A discontinuance of employer matching contributions into the Plan would constitute a closing of both participant contributions and employer matching contributions into the Plan. In such event, each participant's interest in the employer's matching contributions will become fully vested and nonforfeitable. Centerior may either continue the operation of the Plan with respect to the interests of participants then in the Plan or terminate the Plan. If the Plan is terminated, all assets in the Trust will be distributed among the participants in proportion to their respective interests without any forfeitures.

The Plan is subject to the reporting, disclosure, participation, vesting and fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (ERISA), but is not subject to the funding provisions of Title I and the plan termination insurance provisions of Title IV of ERISA.

The number of participants in each fund and in the Plan at the end of the last two years was as follows:

                                        December 31,
                                    1993             1992

     Centerior Stock Fund    5,261             6,018
     Equity Fund             4,327             4,627
     Fixed Income Fund       4,391             4,194

     Plan                    6,096             6,629

The total number of participants in the Plan was less than the sum of the number of participants in each fund shown above because many were participating in more than one fund.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Plan are prepared on the accrual basis of accounting.

Valuation of Investments

Centerior common stock in the Centerior Stock Fund is valued at the average of the high and low sales prices of Centerior common stock as reported on Network A of the Consolidated Transactions Reporting System and as listed by The Wall Street Journal on the last business day of the year.

Equity Fund investment securities in a diversified common stock fund managed by National City Bank, Cleveland, Ohio, are valued at market prices on the last business day of the year.

Fixed Income Fund investments are interest-bearing contracts with insurance companies, investments in Society's MaGIC Fund and United States government securities. Fixed Income Fund investments are valued on the last business day of the year at the current amount of dollars invested therein for the contracts and the market values of the MaGIC Fund's assets and the government securities.

Investment Gains (Losses), Appreciation (Depreciation) and Income

The net realized gain (loss) and unrealized appreciation (depreciation) amounts shown in the Statements of Income and Changes in Plan Equity for 1993 and 1992 were calculated using the current value methodology for costing investments. Current value represents the market value of investments held at the beginning of the year plus the purchase price for investments acquired during the current year.

The realized gains and losses on the distribution or sale of shares in the Centerior Stock Fund and the Equity Fund represent the difference between the market value of the shares on the date of distribution or sale and the cost of the shares using the current value methodology described above. The realized gain or loss on the sale of securities in the Centerior Stock Fund is included in the amounts withdrawn or transferred by participants which caused the sale. The net realized gain or loss on the sale of investment securities in the Equity Fund will contribute to the annual increase (decrease) in that Fund's equity.

Dividend income within the Centerior Stock Fund and the Equity Fund is recorded on the ex-dividend dates. Income from all other investments is recorded as earned.

The Plan provides that the market value of all investments shall be determined on the last business day of each month. Unrealized appreciation or depreciation, equal to the difference between the cost and the market value of the investments at the applicable valuation date, is recognized in determining the value of each fund.

Expenses of the Plan

Expenses of the Plan incurred by the Trustee to buy and sell securities are included as a cost of those securities. All expenses for administration of the Plan are paid by CSC, CEI and TE and, accordingly, are not included in the financial statements of the Plan.

NOTE 3 - CONTRIBUTIONS

The Plan consists of three parts (Parts) - the After Tax Part, the Before Tax Part and the Rollover Part. The maximum participant contribution into both the After Tax Part and the Before Tax Part is 16% of pay: up to 6% as a Basic Contribution and up to 10% as a Supplemental Contribution. The minimum contribution is 1% of pay. Pay includes only straight-time hourly wages or salary paid for regularly scheduled straight-time hours. A participant may allocate contributions in increments of 1% into the Centerior Stock, Equity and Fixed Income Funds which total 100% or may allocate all contributions into any one Fund. The waiting time between changes in participant contributions (increase, decrease, or resumption following a stoppage) is three months.

The After Tax Part receives participant contributions after they are taxed as pay. The Before Tax Part receives contributions before they are taxed as pay, as participants may instruct their employer to deposit their contributions into the Trust in exchange for the election to have their pay reduced by the same amount. Participant contributions of pay under the Plan as Before Tax contributions reduce a participant's taxable income for federal and Ohio income tax purposes in the year of contribution. Participant contributions into both the After Tax Part and the Before Tax Part are subject to certain Internal Revenue Service (IRS) limitations.

The employer of each participant contributes an amount equal to 50% of the participant's eligible Basic Contributions, which is allocated on the same percentage basis and to the same Funds as the participant's Basic Contributions. Employer matching contributions, which match Basic After Tax Contributions, vest after 36 months of contributions under the Plan. These months need not be consecutive. Once contributions have been made for 36 months, all subsequent employer matching contributions vest immediately. Employer matching contributions which match Basic Before Tax Contributions vest immediately. Employer matching contributions to the After Tax Part and the earnings thereon, which are forfeited by participants, are applied to reduce future employer contributions.

Effective June 30, 1993, employees retiring on or after July 1, 1993 are allowed to directly transfer or rollover all or any part of their qualified lump sum pension benefit from their respective Centerior pension plan into a new Rollover Part of the Plan. The rollover can be invested in the same three investment Funds of the Plan, but the accounts are segregated from existing After Tax Part and Before Tax Part accounts. The minimum rollover required is $3,500.

Participants, including those who have terminated employment but maintained account balances, may transfer any or all of their contributions and the earnings thereon and employer matching contributions and the earnings thereon among the three Funds in the same Part. Any integral increment of 1% may be transferred. Transfers may be made once in any three-month period.

NOTE 4 - INVESTMENTS

Contributions into the Centerior Stock Fund and the earnings thereon are invested by the Trustee in Centerior common stock. At the direction of Centerior, Centerior common stock is either purchased in the open market at prevailing prices, purchased from Centerior at the market value on the date of the purchase or deemed purchased pursuant to a netting method described herein. The Trustee is authorized to match or net to the extent possible within the Centerior Stock Fund all Centerior common stock sales and purchases (exclusive of purchases related to the quarterly reinvestment of cash dividends). The netting is at a price that is the average of the most recent five daily closing prices of Centerior's common stock prior to the effective date of the transactions. Any required sales or purchases in excess of the netted amounts are transacted in the open market or by transactions with Centerior.

Contributions into the Equity Fund and the earnings thereon are deposited by the Trustee in a diversified common stock fund. These deposits are then invested by National City Bank primarily in the common stocks of a large number of publicly owned companies, excluding Centerior.

At December 31, 1993, contributions into the Fixed Income Fund and the earnings thereon were invested by the Trustee in interest-bearing contracts with insurance companies, in Society's MaGIC Fund and in United States government securities. For 1993 and 1992, group fixed-term contracts with insurance companies earned interest at an annual rate which ranged from 8.05% to 9.26%. The MaGIC Fund's earned interest rate varies as the fund's various investment contracts with insurance companies expire and new ones are added. The MaGIC Fund's average annual earned interest rate at December 31, 1993 and 1992 was 6.46% and 7.36%, respectively.

See Schedule I for investments held at December 31, 1993 for the three Funds.

The Trustee can temporarily keep money in any of the Funds in short-term investments or in cash to have cash available to meet participants' distribution requests or until the Trustee invests it.

See Schedule II for a summary of reportable (significant) transactions for 1993.

NOTE 5 - WITHDRAWALS PAYABLE TO PARTICIPANTS

Subject to certain limitations under the Plan, participants may elect to withdraw their contributions and employer matching contributions and any related gains and earnings on these contributions.

Withdrawals payable to participants at the end of the last two years were as follows:

                                            December 31,
                                         1993          1992

     Centerior Stock Fund      $ 1,949,057      $237,318
     Equity Fund                 4,653,771        74,796
     Fixed Income Fund          23,108,030       256,325

     Total                     $29,710,858      $568,439

NOTE 6 - LOANS TO PARTICIPANTS

Effective January 1, 1992, participants are eligible to apply for a loan to borrow from their vested available investment accounts having a balance of at least $2,000. To be eligible, participants must receive a regular paycheck from which repayments can be withheld to repay the borrowing and pay interest to their own accounts. Eligible participants may borrow up to the lesser of 50% of their vested account balances (excluding vested employer matching contributions made during the current year and the prior two calendar years) or $50,000. Loans from the Rollover Part are not permitted. All loan repayments are made to the Fixed Income Fund.

NOTE 7 - TAX STATUS OF THE PLAN

Centerior is applying for a determination letter from the IRS to the effect that the Plan is a qualified defined contribution plan under Section 401 of the Internal Revenue Code and that the Trust is exempt from income taxes under
Section 501 thereof. Centerior believes that the Plan and the Trust meet such qualification and exemption requirements. The effect of such qualification and exemption is that the participating employees are not subject to federal income taxes on employer contributions or any income accruing to their accounts until distributions are made from the accounts. When a distribution is made, the excess of the amount distributed over the participating employee's own After Tax contributions is taxable income to the employee. Distributions from both the Before Tax Part and the Rollover Part are subject to federal income tax.

NOTE 8 - PLAN AMENDMENTS IN 1994

Effective April 1, 1994, the Plan offers two new investment fund options, a Balanced Fund and a Global Equity Fund, in each of the three Parts of the Plan. Contributions into the Balanced Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the investment objectives of long-term growth of capital, reasonable income and conservation of capital. The Balanced Fund investment was initially in the Phoenix Balanced Fund. Contributions into the Global Equity Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the investment objective of long-term growth of capital through world-wide investments. The Global Equity Fund investment was initially in the American Funds' New Perspective Fund.

                               CENTERIOR ENERGY CORPORATION                  SCHEDULE I
                                   EMPLOYEE SAVINGS PLAN
                              INVESTMENTS - DECEMBER 31, 1993

                                                Number of     Historical       Market
                Common Stock                      Shares         Cost           Value
- - - - - ---------------------------------------------   ----------   ------------   ------------
CENTERIOR STOCK FUND
- - - - - --------------------
Centerior Energy Corporation ................   3,697,788    $65,174,908    $48,995,691
                                                             ============   ============

EQUITY FUND
- - - - - -----------
Abbott Laboratories .........................      50,700     $1,178,363     $1,501,988
American Home Products Corp .................      13,900        952,362        900,025
American International Group Inc ............      22,250      1,201,700      1,952,438
American Telephone & Telegraph Co ...........      26,300      1,256,642      1,380,750
Archer Daniels Midland Co ...................      45,370      1,011,640      1,032,167
Automatic Data Processing Inc ...............      19,900        414,867      1,099,475
H & R Block Inc .............................      18,300        671,267        745,725
Bristol-Myers Squibb Co .....................      26,800      1,374,328      1,561,100
Browning Ferris Inds Inc ....................      40,200      1,014,869      1,035,150
Chevron Corp ................................      11,900        690,443      1,036,787
Chubb Corp ..................................      19,700      1,194,598      1,534,138
Cintas Corp .................................      36,500        970,207      1,241,000
Dillard Dept Stores Inc .....................       9,300        406,163        353,400
Walt Disney Co ..............................      47,938      1,615,711      2,043,357
Dun & Bradstreet Corp .......................       4,500        249,982        277,312
Emerson Electric Co .........................      14,100        746,505        849,525
Exxon Corp ..................................      15,800        777,157        997,375
Fleet Financial Group Inc ...................      44,000      1,252,263      1,468,500
FPL Group Inc ...............................      16,100        582,010        629,912
General Electric Co .........................      16,500      1,267,337      1,730,438
General Mills Inc ...........................      15,900        866,848        965,925
General Motors Corp .........................      40,600      1,289,004      1,187,550
General Re Corp .............................      13,600      1,218,094      1,455,200
Georgia Pacific Corp ........................       9,300        500,849        639,375
Gillette Co .................................      18,750        806,283      1,117,969
Home Depot Inc ..............................      42,766      1,428,792      1,689,257
Hubbell Inc .................................       9,100        499,549        492,537
Interpublic Group Cos Inc ...................      51,300      1,465,939      1,641,600
Lotus Development Corp ......................       9,100        288,470        500,500
Marsh & McLennan Co .........................       6,600        528,284        536,250
Merck & Co Inc ..............................      13,100        396,249        450,312
Microsoft Corp ..............................       3,800        291,050        306,375
Minnesota Mining & Mfg Co ...................      12,900      1,013,776      1,402,875
Morton International Inc ....................       9,000        532,649        841,500
Nestle SA ...................................      26,000        799,282      1,123,148
Nordstrom Inc ...............................      23,300        833,665        768,900
Northern Trust Corp .........................      20,675        927,301        819,247
Novell Inc ..................................      12,400        283,570        257,300
Pacific Telesis Group .......................      18,700        666,076      1,014,475
Pall Corp ...................................      33,466        502,795        614,938
Pepsico Inc .................................      54,500      1,422,599      2,227,688
Pfizer Inc ..................................      19,700      1,399,476      1,359,300
Pitney Bowes Inc ............................      47,900      1,362,384      1,981,863
Reuters Holdings PLC ........................      18,600        746,863      1,469,400
Royal Dutch Petroleum Co ....................      10,800        748,964      1,127,250
Sara Lee Corp ...............................      70,800      1,278,899      1,770,000
Schering Plough Corp ........................      27,800      1,310,546      1,904,300
Schlumberger Ltd ............................      19,600      1,281,874      1,158,850
Sysco Corp ..................................      39,000        980,475      1,140,750
Telefonos De Mexico .........................      11,400        565,381        769,500
U S West Inc ................................      20,600        643,719        945,025
United States Surgical Corp .................       8,800        634,181        198,000
Wachovia Corp ...............................      33,000      1,035,425      1,105,500
Wells Fargo & Co ............................       1,850        140,684        239,344
Wisconsin Energy Corp .......................      33,850        702,231        930,875
WMX Technologies Inc ........................      55,308      1,850,792      1,458,748
York International Corp .....................      39,000      1,368,151      1,374,750
                                                             ------------   ------------
                                                             $51,439,583    $62,356,938
                                                             ============   ============

                               CENTERIOR ENERGY CORPORATION                   SCHEDULE I
                                   EMPLOYEE SAVINGS PLAN                     (Continued)
                              INVESTMENTS - DECEMBER 31, 1993

                                                               Historical       Market
Funds on Deposit with Insurance Companies and Banks               Cost           Value
- - - - - ---------------------------------------------------           ------------   ------------
FIXED INCOME FUND
- - - - - -----------------
Massachusetts Mutual Life Insurance Company,
  9.26%, due February 1995 ........................            $1,568,600     $1,568,600
Massachusetts Mutual Life Insurance Company,
  8.65%, due February 1996 ........................             6,826,753      6,826,753
The New York Life Insurance Company,
  8.8%, due February 1994 .........................             3,432,911      3,432,911
MaGIC Fund ........................................            51,690,391     54,985,013
                                                              ------------   ------------
                                                              $63,518,655    $66,813,277
                                                              ============   ============

        United States Government Securities
- - - - - ---------------------------------------------------
FIXED INCOME FUND
- - - - - -----------------
Federal National Mortgage Association Notes
  (PC 229363), 6.5%, due August 2023 ..............           $13,459,604    $13,087,954
Federal National Mortgage Association Notes
  (PC 229367), 6.5%, due August 2023 ..............            10,358,389     10,072,371
Federal National Mortgage Association Notes
  (PC 229263), 6.5%, due September 2023 ...........            12,259,569     11,921,054
Federal National Mortgage Association Notes
  (PC 240488), 6.5%, due December 2023 ............             4,886,104      4,866,123
Government National Mortgage Association Notes
  (Pool 284544), 9%, due December 2019 ............             3,771,246      3,758,050
Government National Mortgage Association Notes
  (Pool 288361), 9%, due May 2020 .................             3,382,782      3,370,946
Government National Mortgage Association Notes
  (Pool 306104), 9%, due September 2021 ...........             5,428,312      5,453,786
                                                              ------------   ------------
                                                              $53,546,006    $52,530,284
                                                              ============   ============

LOANS
- - - - - -----
Loans Receivable from Participants ................            $4,456,963     $4,456,963
                                                              ============   ============

The accompanying notes to the financial statements are an integral part of this schedule.


                               CENTERIOR ENERGY CORPORATION                  SCHEDULE II
                                   EMPLOYEE SAVINGS PLAN
                           SCHEDULE OF REPORTABLE TRANSACTIONS
                               YEAR ENDED DECEMBER 31, 1993

                                  Number of      Historical                    Net Gain
    Transaction Description      Transactions       Cost        Proceeds      or (Loss)
- - - - - -------------------------------  ------------   -----------   ------------   ------------
Purchases:

Centerior Energy
  Corporation common stock ....       21         $9,803,922       N/A            N/A

MaGIC Fund ....................       25         22,734,769       N/A            N/A

United States Government
  Securities:
  Federal National Mortgage
    Association Notes
    (PC 229363), 6.5%,
    due August 2023 ...........        1         13,508,615       N/A            N/A
  Federal National Mortgage
    Association Notes
    (PC 229367), 6.5%,
    due August 2023 ...........        1         10,391,242       N/A            N/A
  Federal National Mortgage
    Association Notes
    (PC 229263), 6.5%,
    due September 2023 ........        1         12,469,500       N/A            N/A

Employee Benefits Money
  Market Fund .................      294        150,036,829       N/A            N/A


Sales:

Centerior Energy
  Corporation common stock ....       35        $29,564,132   $29,854,983       $290,851

MaGIC Fund ....................        4          2,776,920     2,903,197        126,277

United States Government
  Securities:
  Federal National Mortgage
    Association Notes
    (PC 229363), 6.5%,
    due August 2023 ...........        3             49,010        48,108           (902)
  Federal National Mortgage
    Association Notes
    (PC 229367), 6.5%,
    due August 2023 ...........        3             32,853        32,248           (605)
  Federal National Mortgage
    Association Notes
    (PC 229263), 6.5%,
    due September 2023 ........        3            209,932       206,068         (3,864)

Employee Benefits Money
  Market Fund .................      148        147,835,147   147,835,147              0

Reportable transactions are a series of purchases or sales of the same securities issue which aggregate to an amount in excess of 5% of the market value of the Plan assets at the beginning of the year.


The accompanying notes to the financial statements are an integral part of this schedule.

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Centerior Energy Corporation:


We have audited the accompanying statements of financial condition of the Centerior Energy Corporation Employee Savings Plan (the Plan) as of
December 31, 1993 and 1992, and the related statements of income and changes in Plan equity for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1993 and 1992, and the income and changes in Plan equity for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.







                                  ARTHUR ANDERSEN & CO.


Cleveland, Ohio
June 15, 1994







                         CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



      As independent public accountants, we hereby consent to the incorporation of our report on the financial statements of the Centerior Energy Corporation Employee Savings Plan dated June 15, 1994, included in this Form 10-K/A, into Centerior Energy Corporation's previously filed Registration Statements, File Nos. 33-4788, 33-9736, 33-47231 and 33-49957.





                                  ARTHUR ANDERSEN & CO.









Cleveland, Ohio
June 20, 1994