Form 10-Q
period 1994-06-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1994-08-12
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 1994

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

Yes   X       No


      On August 5, 1994, there were 148,031,503 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

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

                              TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

        Centerior Energy Corporation and Subsidiaries
        The Cleveland Electric Illuminating Company and Subsidiaries The Toledo Edison Company

        Notes to Financial Statements                                      1

        Centerior Energy Corporation and Subsidiaries

           Income Statement                                                4
           Balance Sheet                                                   5

           Cash Flows                                                      6
           Management's Discussion and Analysis of Financial               7
             Condition and Results of Operations


          The Cleveland Electric Illuminating Company and Subsidiaries

            Income Statement                                              11
            Balance Sheet                                                 12
            Cash Flows                                                    13
            Management's Discussion and Analysis of Financial             14
              Condition and Results of Operations


           The Toledo Edison Company

             Income Statement                                             18
             Balance Sheet                                                19
             Cash Flows                                                   20
             Management's Discussion and Analysis of Financial            21
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                      25
          Item 6.  Exhibits and Reports on Form 8-K                       25


Signatures                                                                26



                                  -i-


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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair statement of financial position at June 30, 1994 and results of operations for the three months and six months ended June 30, 1994 and 1993 have been included. All such adjustments were normal recurring adjustments, except for those discussed in Notes 2 and 8.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (First Quarter 1994 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  New Accounting Standard

Effective January 1, 1994, the Companies adopted the new accounting standard for certain investments in debt and equity securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS 115 did not materially affect the financial positions or the 1994 second quarter and six-month results of operations of the Companies.

(3)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At June 30, 1994, Cleveland Electric and Toledo Edison had $142.4 million and $70.1 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.

(4)  Common Stock Dividends

Dividends per common share declared by Centerior Energy during the six months ended June 30, 1994 and 1993 were as follows:

                                             1994        1993

            Paid February 15                 $.20        $.40
            Paid May 15                       .20         .40
            Paid August 15                    .20         .40

Common stock dividends declared by Cleveland Electric during the six months ended June 30, 1994 and 1993 were as follows:

                                             1994        1993
                                                (millions)

            Paid in February                 $18.6       $46.7
            Paid in May                       24.2        47.0

Toledo Edison did not declare any common stock dividends during the six months ended June 30, 1994 and 1993.

(5)  Centerior Energy Common Stock Purchase Program

Centerior Energy's program to purchase in the open market up to 1.5 million shares of its common stock has been extended two years until June 30, 1996.
As of June 30, 1994, 225,500 shares had been purchased at a total cost of $3.7 million. Such shares are being held as treasury stock.

(6)  Financing Activity

During the three months ended June 30, 1994, the Operating Companies retired debt and preferred stock as follows:

                              Cleveland Electric

Mandatory redemptions consisted of $25 million principal amount of First Mortgage Bonds, 4-3/8% Series due 1994; $4.3 million principal amount of First Mortgage Bonds, 13-3/4% Series due 2005; $3 million of Serial Preferred Stock, $88.00 Series E; and $0.3 million of pollution control notes. Cleveland Electric also elected to redeem an additional $4.3 million principal amount of First Mortgage Bonds, 13-3/4% Series due 2005.

                                Toledo Edison

Mandatory redemptions consisted of $25 million principal amount of Secured Medium-Term Notes, 8.5% Series A (Note No. 5) due 1994; $1.7 million of 9-3/8% Cumulative Preferred Stock, $100 par value; and $1.6 million of bank loans and other long-term debt.


(7) Long-Term Debt and Other Borrowing Arrangements

As discussed in Centerior Energy's Note 11(e) and the Operating Companies' respective Note 11(d) in the Notes to the Financial Statements for 1993 in the 1993 Form 10-K, certain unsecured debt agreements contain covenants relating to capitalization, fixed charge coverage ratios and secured financings. The write-offs recorded at December 31, 1993 caused the Companies to violate certain of those covenants. The affected creditors agreed to waive those violations in exchange for a second mortgage security interest on the Operating Companies' properties and other considerations. This transaction was completed in August 1994. The Companies have provided the same security interest to certain other creditors because their agreements require equal treatment. As of August 11, 1994, the Companies provided second mortgage collateral for $212.7 million of unsecured debt ($45.6 million for Cleveland Electric and $167.1 million for Toledo Edison), $228.1 million of bank letters of credit and a $205 million revolving credit facility. The bank letters of credit and revolving credit facility are joint and several obligations of the Operating Companies.

(8)  Early Retirement Program in 1993

Other operation and maintenance expenses for the three months and six months ended June 30, 1993 included approximately $13 million, $8 million and $5 million for Centerior Energy, Cleveland Electric and Toledo Edison, respectively, for pension and other benefit accruals for executives retiring under an early retirement program, called the Voluntary Transition Program
(VTP). These expenses were recognized for executives of the Service Company and the Operating Companies who had elected to retire under the VTP by June 30, 1993.

A small portion of these accruals related to the VTP curtailment cost of postretirement benefits other than pensions, which was deferred to later years under a provision of the Rate Stabilization Program. The deferred amounts at June 30, 1993 were $0.9 million, $0.5 million and $0.4 million for Centerior Energy, Cleveland Electric and Toledo Edison, respectively.

Additional VTP benefit accruals were recorded in the second half of 1993 for all employees who elected to retire under the VTP in 1993.

(9)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1993 Form 10-K.

                                  CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                               INCOME STATEMENT
                                                 (Unaudited)
                                     (Thousands, Except Per Share Amounts)


                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                    ---------------------        -------------------------
                                                                      1994         1993             1994           1993
                                                                    --------     --------        ----------     ----------
OPERATING REVENUES                                                $ 596,437    $ 589,064       $ 1,184,004    $ 1,187,146


OPERATING EXPENSES
  Fuel and Purchased Power                                          104,968      113,922           220,321        237,798
  Other Operation and Maintenance                                   199,842      198,709           386,660        399,338
  Depreciation and Amortization                                      67,597       64,506           135,911        130,465
  Taxes, Other Than Federal Income Taxes                             82,577       82,700           165,585        165,777
  Deferred Operating Expenses, Net                                  (15,863)     (17,970)          (30,714)       (34,770)
  Federal Income Taxes                                               23,392       20,992            43,674         40,013
                                                                    --------     --------        ----------     ----------
    Total Operating Expenses                                        462,513      462,859           921,437        938,621
                                                                    --------     --------        ----------     ----------
OPERATING INCOME                                                    133,924      126,205           262,567        248,525

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                 1,252        1,070             2,094          2,418
  Other Income and Deductions, Net                                    2,134       (3,832)            4,689         (2,203)
  Deferred Carrying Charges                                           9,785       13,755            19,702         27,604
  Federal Income Taxes - Credit (Expense)                            (1,481)         700            (2,744)         1,086
                                                                    --------     --------        ----------     ----------
    Total Nonoperating Income                                        11,690       11,693            23,741         28,905
                                                                    --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                                      145,614      137,898           286,308        277,430

INTEREST CHARGES
  Long-term Debt                                                     87,084       87,228           175,431        174,255
  Short-term Debt                                                     1,780        1,433             3,246          3,644
  Allowance for Borrowed Funds Used During Construction              (1,352)        (812)           (2,134)        (1,832)
                                                                    --------     --------        ----------     ----------
    Net Interest Charges                                             87,512       87,849           176,543        176,067
                                                                    --------     --------        ----------     ----------
INCOME AFTER INTEREST CHARGES                                        58,102       50,049           109,765        101,363

  Preferred Dividend Requirements of Subsidiaries                    16,566       16,500            33,226         32,597
                                                                    --------     --------        ----------     ----------
NET INCOME                                                        $  41,536    $  33,549       $    76,539    $    68,766
                                                                    ========     ========        ==========     ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          147,948      144,361           147,674        143,864
                                                                    ========     ========        ==========     ==========
EARNINGS PER COMMON SHARE                                         $     .28    $     .23       $       .52    $       .48
                                                                    ========     ========        ==========     ==========



The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.

                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                        BALANCE SHEET
                                         (Thousands)

                                                                 June 30,        December 31,
                                                                  1994              1993
                                                               (Unaudited)
                                                               -----------       -----------
       ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,707,107      $  9,571,124
  Accumulated Depreciation and Amortization                    (2,826,088)       (2,677,369)
                                                               -----------       -----------
                                                                6,881,019         6,893,755
  Construction Work In Progress                                   142,599           180,931
                                                               -----------       -----------
                                                                7,023,618         7,074,686
  Nuclear Fuel, Net of Amortization                               311,276           344,642
  Other Property, Less Accumulated Depreciation                    43,826            40,808
                                                               -----------       -----------
                                                                7,378,720         7,460,136

CURRENT ASSETS
  Cash and Temporary Cash Investments                             153,510           225,253
  Amounts Due from Customers and Others, Net                      241,717           220,500
  Unbilled Revenues                                               118,844           123,844
  Materials and Supplies, at Average Cost                         138,333           135,511
  Fossil Fuel Inventory, at Average Cost                           28,806            32,159
  Taxes Applicable to Succeeding Years                            179,575           249,544
  Other                                                            12,393             6,235
                                                               -----------       -----------
                                                                  873,178           993,046
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      989,219           968,267
  Unamortized Loss from Beaver Valley Unit 2 Sale                 102,944           105,190
  Unamortized Loss on Reacquired Debt                              88,066            92,385
  Carrying Charges and Operating Expenses                         912,000           861,660
  Nuclear Plant Decommissioning Trusts                             61,056            55,682
  Other                                                           165,924           173,464
                                                               -----------       -----------
                                                                2,319,209         2,256,648
                                                               -----------       -----------
                                                             $ 10,571,107      $ 10,709,830
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity                                        $  1,784,566      $  1,785,122
  Preferred Stock
    With Mandatory Redemption Provisions                          283,402           313,575
    Without Mandatory Redemption Provisions                       450,871           450,871
  Long-Term Debt                                                3,811,284         4,018,554
                                                               -----------       -----------
                                                                6,330,123         6,568,122

OTHER NONCURRENT LIABILITIES
  Nuclear Fuel Lease Obligations                                  227,735           253,666
  Other                                                           191,576           195,377
                                                               -----------       -----------
                                                                  419,311           449,043
CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           280,533           127,253
  Current Portion of Lease Obligations                            103,071           111,490
  Accounts Payable                                                200,488           188,409
  Accrued Taxes                                                   282,391           377,887
  Accrued Interest                                                 86,998            87,394
  Dividends Declared                                               45,229            15,795
  Other                                                            63,678            57,399
                                                               -----------       -----------
                                                                1,062,388           965,627
DEFERRED CREDITS
  Unamortized Investment Tax Credits                              304,057           329,290
  Accumulated Deferred Federal Income Taxes                     1,644,089         1,578,955
  Unamortized Gain from Bruce Mansfield Plant Sale                538,144           551,268
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                      137,752           127,661
  Other                                                           135,243           139,864
                                                               -----------       -----------
                                                                2,759,285         2,727,038
COMMITMENTS AND CONTINGENCIES (Note 9)
                                                               -----------       -----------
                                                             $ 10,571,107      $ 10,709,830
                                                               ===========       ===========

The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.






                                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                         CASH FLOWS
                                                         (Unaudited)
                                                         (Thousands)
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $76,539     $68,766
                                                                                              --------    --------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                               135,911     130,465
                   Deferred Federal Income Taxes                                                29,158      23,181
                   Unbilled Revenues                                                             5,000       5,000
                   Deferred Fuel                                                                (9,183)      5,131
                   Deferred Carrying Charges                                                   (19,702)    (27,604)
                   Leased Nuclear Fuel Amortization                                             48,436      36,985
                   Deferred Operating Expenses, Net                                            (30,714)    (34,770)
                   Allowance for Equity Funds Used During Construction                          (2,094)     (2,418)
                   Changes in Amounts Due from Customers and Others, Net                       (21,217)     (5,028)
                   Changes in Inventories                                                          531      12,265
                   Changes in Accounts Payable                                                  12,079      48,916
                   Changes in Working Capital Affecting Operations                             (25,802)    (91,209)
                   Other Noncash Items                                                          17,439       7,582
                                                                                               -------     -------
                     Total Adjustments                                                         139,842     108,496
                                                                                               -------     -------
                     Net Cash from Operating Activities                                        216,381     177,262

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (29,502)
                 Debt Issues:
                   First Mortgage Bonds                                                             --     300,200
                   Secured Medium-Term Notes                                                        --     128,000
                   Term Bank Loan                                                                   --      40,000
                 Preferred Stock Issue                                                              --     100,000
                 Common Stock Issues                                                            11,732      36,516
                 Reacquired Common Stock                                                            --         287
                 Maturities, Redemptions and Sinking Funds                                     (84,581)   (343,460)
                 Nuclear Fuel Lease Obligations                                                (49,077)    (52,629)
                 Common Stock Dividends Paid                                                   (59,018)   (114,726)
                 Premiums, Discounts and Expenses                                                   --      (7,994)
                                                                                               -------     -------
                     Net Cash from Financing Activities                                       (180,944)     56,692

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (88,984)    (97,257)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                          (2,134)     (1,832)
                 Other Cash Applied                                                            (16,062)    (13,882)
                                                                                               -------     -------
                     Net Cash from Investing Activities                                       (107,180)   (112,971)
                                                                                               -------     -------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (71,743)    120,983
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                      225,253      92,949
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                           $153,510    $213,932
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                        $151,000    $146,000
                 Federal Income Taxes                                                               --      28,000

               The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.



                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K and in the First Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1994, the Operating Companies redeemed various securities as discussed in Note 6.

As discussed in Note 7, a second mortgage security interest on the Operating Companies' properties was provided to certain creditors in August 1994. A $205 million revolving credit facility is now available for borrowings by Centerior Energy (for the Operating Companies) and the Service Company. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. See Note 12 in Centerior Energy's Notes to the Financial Statements for 1993 in the 1993 Form 10-K for additional information on this facility.

In the third quarter of 1994, Cleveland Electric and Toledo Edison expect to issue $46.1 million and $30.5 million, respectively, of first mortgage bonds as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used to refund equal principal amounts of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. Each new series of bonds will be due October 1, 2023 and will have a fixed rate of interest.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. Under their respective mortgages, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At June 30, 1994, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $196 million and $348 million of additional first mortgage bonds, respectively. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.


Results of Operations

Factors contributing to the 1.3% increase in second quarter 1994 operating revenues from the 1993 amount and the 0.3% decrease in six-month 1994 operating revenues from the 1993 amount are shown as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $ 22.5       $ 33.0
     Wholesale Revenues                           (12.7)       (20.3)
     Fuel Cost Recovery Revenues                   (6.8)       (22.3)
     Miscellaneous Revenues                         4.4          6.5

     Total                                       $  7.4       $ (3.1)

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Customer Categories               Months       Months

               Residential                         2.9%         4.1%
               Commercial                          3.8          4.5
               Industrial                          4.6          4.8
               Other                             (44.6)       (28.9)
               Total                              (3.7)         0.3

Second quarter 1994 total kilowatt-hour sales decreased because of lower wholesale sales (included in the "Other" category). Residential and commercial sales increased as a result of warmer weather in the second quarter of 1994 than in the second quarter of 1993, which increased cooling-related demand. A mid-June 1994 heat wave sharply increased the use of air conditioners in the service area. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Other sales decreased because of lower wholesale sales.

Total kilowatt-hour sales increased slightly for the six-month period in 1994 as a result of increased economic activity and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers, large steel industry customers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of colder winter temperatures and warmer spring and summer temperatures in 1994, which increased electric heating and cooling demands. Other sales decreased because of lower wholesale sales.


The decreases in 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted averages of the fuel cost recovery factors used in the second quarter of 1994 decreased about 10.5% and 1.5% for Cleveland Electric and Toledo Edison, respectively, and during the six-month period in 1994 decreased about 15% and 1.5%, respectively, compared to those used in 1993.

Miscellaneous revenues in 1994 increased from the 1993 amounts primarily because of increased billings to other utilities for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1).

Second quarter operating expenses in 1994 were virtually the same as the 1993 amount. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. An increase in purchased power expense partially offset the lower fuel expense. During the June 1994 heat wave, additional power was purchased because two large generating units were out of operation for maintenance. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in late 1993. A decrease in deferred operating expenses resulted primarily from the cessation at the end of 1993 of deferrals related to the rate phase-in plans for the investments in Perry
Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement for the Operating Companies. Federal income taxes increased as a result of higher pretax operating income. Other operation and maintenance expenses increased slightly as increased power production expenses related to generating plant maintenance outages completely offset expense reductions resulting from cost reduction measures, including the work force reduction in 1993. Also, other operation and maintenance expenses in the 1993 second quarter included $13 million of VTP benefit expenses as discussed in Note 8.

Second quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plans. The second quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Second quarter net income in 1994 increased $8 million, or 23.8%, from the 1993 amount. Quarterly earnings per common share increased $.05 per share, or 21.7%.


Six-month operating expenses in 1994 decreased 1.8% from the 1993 amount.
Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1994 period than in the 1993 period) accounted for a large part of the lower fuel expense for the 1994 period. An increase in purchased power expense partially offset the lower fuel expense. Other operation and maintenance expenses decreased primarily because the 1993 six-month period expenses included $13 million of VTP benefit expenses as discussed in Note 8. Increased maintenance expense related to generating plant outages in 1994 substantially offset expense reductions resulting from cost reduction measures. Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. A decrease in deferred operating expenses resulted primarily from the cessation at the end of 1993 of deferrals related to the rate phase-in plans as discussed above. Federal income taxes increased as a result of higher pretax operating income.

The six-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plans. The six-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Six-month net income in 1994 increased $7.8 million, or 11.3%, from the 1993 amount. Six-month earnings per share increased $.04 per share, or 8.3%.


                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)


                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                    ---------------------        ------------------------
                                                                      1994         1993             1994           1993
                                                                    --------     --------        ----------     ---------
OPERATING REVENUES                                                $ 414,804    $ 417,473       $   822,659    $   838,580


OPERATING EXPENSES
  Fuel and Purchased Power (1)                                       92,032      103,455           191,971        215,995
  Other Operation and Maintenance                                   119,515      122,937           231,567        241,741
  Depreciation and Amortization                                      47,637       45,540            95,629         92,000
  Taxes, Other Than Federal Income Taxes                             58,959       58,821           118,044        117,784
  Deferred Operating Expenses, Net                                  (10,307)     (10,579)          (20,026)       (20,451)
  Federal Income Taxes                                               15,916       12,796            28,910         24,898
                                                                    --------     --------        ----------     ----------
    Total Operating Expenses                                        323,752      332,970           646,095        671,967
                                                                    --------     --------        ----------     ----------
OPERATING INCOME                                                     91,052       84,503           176,564        166,613

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   947          905             1,577          1,929
  Other Income and Deductions, Net                                    1,213       (4,313)            3,112         (2,308)
  Deferred Carrying Charges                                           6,226        7,654            12,463         15,302
  Federal Income Taxes - Credit (Expense)                              (906)         527            (1,962)           665
                                                                    --------     --------        ----------     ----------
    Total Nonoperating Income                                         7,480        4,773            15,190         15,588
                                                                    --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                                       98,532       89,276           191,754        182,201

INTEREST CHARGES
  Long-term Debt                                                     60,080       59,169           120,513        119,163
  Short-term Debt                                                     1,307          836             1,933          1,843
  Allowance for Borrowed Funds Used During Construction              (1,161)        (706)           (1,905)        (1,519)
                                                                    --------     --------        ----------     ----------
    Net Interest Charges                                             60,226       59,299           120,541        119,487
                                                                    --------     --------        ----------     ----------
NET INCOME                                                           38,306       29,977            71,213         62,714

  Preferred Dividend Requirements                                    11,366       10,665            22,868         20,846
                                                                    --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  26,940    $  19,312       $    48,345    $    41,868
                                                                    ========     ========        ==========     ==========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                                $  27,945    $  30,572       $    57,613    $    60,990

The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.

                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                       BALANCE SHEET
                                        (Thousands)

                                                                 June 30,        December 31,
                                                                  1994              1993
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,815,613      $  6,734,130
  Accumulated Depreciation and Amortization                    (1,957,888)       (1,889,584)
                                                               -----------       -----------
                                                                4,857,725         4,844,546
  Construction Work In Progress                                   106,854           141,422
                                                               -----------       -----------
                                                                4,964,579         4,985,968
  Nuclear Fuel, Net of Amortization                               185,019           202,200
  Other Property, Less Accumulated Depreciation                    40,448            41,041
                                                               -----------       -----------
                                                                5,190,046         5,229,209

CURRENT ASSETS
  Cash and Temporary Cash Investments                              45,930            77,374
  Amounts Due from Customers and Others, Net                      167,004           155,899
  Amounts Due from Affiliates                                       7,641             5,399
  Unbilled Revenues                                                96,000            99,000
  Materials and Supplies, at Average Cost                          92,959            92,659
  Fossil Fuel Inventory, at Average Cost                           19,278            20,188
  Taxes Applicable to Succeeding Years                            127,261           178,577
  Other                                                             3,595             2,967
                                                               -----------       -----------
                                                                  559,668           632,063
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      600,895           586,494
  Unamortized Loss on Reacquired Debt                              58,318            60,293
  Carrying Charges and Operating Expenses                         551,065           518,613
  Nuclear Plant Decommissioning Trusts                             33,031            29,955
  Other                                                            93,374           102,546
                                                               -----------       -----------
                                                                1,336,683         1,297,901
                                                               -----------       -----------
                                                             $  7,086,397      $  7,159,173
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity                                        $  1,056,771      $  1,039,947
  Preferred Stock
    With Mandatory Redemption Provisions                          256,717           285,225
    Without Mandatory Redemption Provisions                       240,871           240,871
  Long-Term Debt                                                2,635,745         2,793,162
                                                               -----------       -----------
                                                                4,190,104         4,359,205

OTHER NONCURRENT LIABILITIES
  Nuclear Fuel Lease Obligations                                  137,044           150,775
  Other                                                            95,206            96,352
                                                               -----------       -----------
                                                                  232,250           247,127
CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           203,571            70,394
  Current Portion of Lease Obligations                             58,394            62,610
  Accounts Payable                                                132,191           122,385
  Accounts and Notes Payable to Affiliates                        104,010            60,956
  Accrued Taxes                                                   236,045           304,621
  Accrued Interest                                                 60,284            60,376
  Dividends Declared                                                7,539            19,258
  Other                                                            37,209            32,632
                                                               -----------       -----------
                                                                  839,243           733,232
DEFERRED CREDITS
  Unamortized Investment Tax Credits                              213,722           235,293
  Accumulated Deferred Federal Income Taxes                     1,148,924         1,104,859
  Unamortized Gain from Bruce Mansfield Plant Sale                335,057           343,183
  Accumulated Deferred Rents for Bruce Mansfield Plant             80,879            77,304
  Other                                                            46,218            58,970
                                                               -----------       -----------
                                                                1,824,800         1,819,609
COMMITMENTS AND CONTINGENCIES (Note 9)
                                                               -----------       -----------
                                                             $  7,086,397      $  7,159,173
                                                               ===========       ===========

The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.






                                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                                            CASH FLOWS
                                                            (Unaudited)
                                                            (Thousands)
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $71,213     $62,714
                                                                                              --------    --------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                95,629      92,000
                   Deferred Federal Income Taxes                                                14,492      13,515
                   Unbilled Revenues                                                             3,000       4,000
                   Deferred Fuel                                                               (10,899)     10,203
                   Deferred Carrying Charges                                                   (12,463)    (15,302)
                   Leased Nuclear Fuel Amortization                                             26,425      20,453
                   Deferred Operating Expenses, Net                                            (20,026)    (20,451)
                   Allowance for Equity Funds Used During Construction                          (1,577)     (1,929)
                   Changes in Amounts Due from Customers and Others, Net                       (11,105)       (562)
                   Changes in Inventories                                                          610       6,639
                   Changes in Accounts Payable                                                   9,806      33,191
                   Changes in Working Capital Affecting Operations                             (20,191)    (79,639)
                   Other Noncash Items                                                           5,622         187
                                                                                               -------     -------
                     Total Adjustments                                                          79,323      62,305
                                                                                               -------     -------
                     Net Cash from Operating Activities                                        150,536     125,019

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (10,000)
                 Notes Payable to Affiliates                                                    47,600     (11,000)
                 Debt Issues:
                   First Mortgage Bonds                                                             --     280,000
                   Secured Medium-Term Notes                                                        --      35,000
                   Term Bank Loan                                                                   --      40,000
                 Preferred Stock Issue                                                              --     100,000
                 Maturities, Redemptions and Sinking Funds                                     (53,105)   (291,504)
                 Nuclear Fuel Lease Obligations                                                (27,193)    (29,364)
                 Dividends Paid                                                                (65,902)   (113,759)
                 Premiums, Discounts and Expenses                                                   --      (7,062)
                                                                                               -------     -------
                     Net Cash from Financing Activities                                        (98,600)     (7,689)

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (73,071)    (80,224)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                          (1,905)     (1,519)
                 Other Cash Applied                                                             (8,404)     (4,817)
                                                                                               -------     -------
                     Net Cash from Investing Activities                                        (83,380)    (86,560)
                                                                                               -------     -------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (31,444)     30,770
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       77,374      33,524
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $45,930     $64,294
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                        $105,000    $101,000
                 Federal Income Taxes                                                               --      22,600

               The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.


          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K and in the First Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1994, Cleveland Electric redeemed various securities as discussed in Note 6.

As discussed in Note 7, a second mortgage security interest on the Operating Companies' properties was provided to certain creditors in August 1994. A $205 million revolving credit facility is now available for borrowings by Centerior Energy (for the Operating Companies) and the Service Company. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. See Note 12 in Cleveland Electric's Notes to the Financial Statements for 1993 in the 1993 Form 10-K for additional information on this facility.

In the third quarter of 1994, Cleveland Electric expects to issue $46.1 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used to refund $46.1 million of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. The new series of bonds will be due October 1, 2023 and will have a fixed rate of interest.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refund-able bonds only if the applicable interest coverage test is met. At June 30, 1994, Cleveland Electric would have been permitted to issue approximately
$196 million of additional first mortgage bonds. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.


Results of Operations

Factors contributing to the 0.6% and 1.9% decreases in 1994 operating revenues from 1993 for the second quarter and six months, respectively, are shown as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $ 13.0       $ 20.6
     Wholesale Revenues                           (14.8)       (24.0)
     Fuel Cost Recovery Revenues                   (6.3)       (21.0)
     Miscellaneous Revenues                         5.4          8.5

     Total                                       $ (2.7)      $(15.9)

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Customer Categories               Months       Months

               Residential                         2.7%         3.6%
               Commercial                          3.8          4.2
               Industrial                          2.3          2.8
               Other                             (71.8)       (55.9)
               Total                              (9.9)        (4.3)


Second quarter 1994 total kilowatt-hour sales decreased because of lower wholesale sales (included in the "Other" category). Residential and commercial sales increased as a result of warmer weather in the second quarter of 1994 than in the second quarter of 1993, which increased cooling-related demand. A mid-June 1994 heat wave sharply increased the use of air conditioners in the service area. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Other sales decreased because of lower wholesale sales.

Total kilowatt-hour sales decreased for the six-month period in 1994 as a result of lower wholesale sales. Residential and commercial sales increased as a result of colder winter temperatures and warmer spring and summer temperatures in 1994, which increased electric heating and cooling demands. Industrial sales increased on the strength of increased sales to large automotive manufacturers, large steel industry customers and the broad-based, smaller industrial customer group. Other sales decreased because of lower wholesale sales.

The decreases in 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1994 to calculate these revenues compared to those used in 1993. The decreases in the weighted averages of the fuel cost recovery factors for 1994 were about 10.5% and 15% for the second quarter and six months, respectively.

Miscellaneous revenues in 1994 increased from the 1993 amounts primarily because of increased billings to other utilities for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1).

Second quarter operating expenses in 1994 decreased 2.8% from the 1993 amount. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. An increase in purchased power expense partially offset the lower fuel expense. During the June 1994 heat wave, additional power was purchased because two large generating units were out of operation for maintenance. Other operation and maintenance expenses decreased primarily because the 1993 second quarter expenses included $8 million of VTP benefit expenses as discussed in Note 8. Also, an increase in power production expenses related to generating plant maintenance outages completely offset expense reductions resulting from cost reduction measures, including the work force reduction in 1993. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in late 1993. Federal income taxes increased as a result of higher pretax operating income.

Second quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the rate phase-in plan for the investments in Perry Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement. The second quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Second quarter earnings available for common stock in 1994 increased $7.6 million, or 39.5%, from the 1993 amount.

Six-month operating expenses in 1994 decreased 3.9% from the 1993 amount. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1994 period than in the 1993 period) accounted for a large part of the lower fuel expense for the 1994 period. An increase in purchased power expense partially offset the lower fuel expense. Other operation and maintenance expenses decreased primarily because the 1993 six-month period expenses included $8 million of VTP benefit expenses as discussed in Note 8. Increased maintenance expense related to generating plant outages in 1994 substantially offset expense reductions resulting from cost reduction measures. Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. Federal income taxes increased as a result of higher pretax operating income.

The six-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plan. The six-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

Six-month preferred dividend requirements in 1994 increased from the 1993 amount primarily because of the new issue of preferred stock in 1993.

Six-month earnings available for common stock in 1994 increased $6.5 million, or 15.5%, from the 1993 amount.

                                            THE TOLEDO EDISON COMPANY
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)


                                                                     Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                    ---------------------        -------------------------
                                                                      1994         1993             1994           1993
                                                                    --------     --------        ----------     ----------
OPERATING REVENUES (1)                                            $ 216,452    $ 210,350       $   433,024    $   425,165


OPERATING EXPENSES
  Fuel and Purchased Power                                           41,350       42,310            87,023         84,893
  Other Operation and Maintenance                                    86,781       82,818           168,364        172,148
  Depreciation and Amortization                                      19,959       18,965            40,281         38,465
  Taxes, Other Than Federal Income Taxes                             23,443       23,760            47,191         47,755
  Deferred Operating Expenses, Net                                   (5,555)      (7,391)          (10,688)       (14,319)
  Federal Income Taxes                                                7,623        8,293            14,994         15,269
                                                                    --------     --------        ----------     ----------
    Total Operating Expenses                                        173,601      168,755           347,165        344,211
                                                                    --------     --------        ----------     ----------
OPERATING INCOME                                                     42,851       41,595            85,859         80,954

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   304          165               517            489
  Other Income and Deductions, Net                                    1,154          608             1,622            881
  Deferred Carrying Charges                                           3,559        6,102             7,239         12,302
  Federal Income Taxes - Credit (Expense)                              (352)         385              (378)           806
                                                                    --------     --------        ----------     ----------
    Total Nonoperating Income                                         4,665        7,260             9,000         14,478
                                                                    --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                                       47,516       48,855            94,859         95,432

INTEREST CHARGES
  Long-term Debt                                                     27,004       28,058            54,917         55,091
  Short-term Debt                                                     1,048          962             1,940          2,405
  Allowance for Borrowed Funds Used During Construction                (190)        (106)             (228)          (313)
                                                                    --------     --------        ----------     ----------
    Net Interest Charges                                             27,862       28,914            56,629         57,183
                                                                    --------     --------        ----------     ----------
NET INCOME                                                           19,654       19,941            38,230         38,249

  Preferred Dividend Requirements                                     5,200        5,836            10,358         11,751
                                                                    --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  14,454    $  14,105       $    27,872    $    26,498
                                                                    ========     ========        ==========     ==========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                                        $  27,945    $  30,572       $    57,613    $    60,990

The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.

                                 THE TOLEDO EDISON COMPANY
                                       BALANCE SHEET
                                        (Thousands)

                                                                 June 30,        December 31,
                                                                  1994              1993
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,891,494      $  2,836,993
  Accumulated Depreciation and Amortization                      (868,200)         (787,785)
                                                               -----------       -----------
                                                                2,023,294         2,049,208
  Construction Work In Progress                                    35,745            39,509
                                                               -----------       -----------
                                                                2,059,039         2,088,717
  Nuclear Fuel, Net of Amortization                               126,257           142,442
  Other Property, Less Accumulated Depreciation                     3,378              (234)
                                                               -----------       -----------
                                                                2,188,674         2,230,925

CURRENT ASSETS
  Cash and Temporary Cash Investments                              68,677            82,042
  Amounts Due from Customers and Others, Net                       70,933            62,979
  Amounts Due from Affiliates                                      44,934            15,682
  Unbilled Revenues                                                22,844            24,844
  Materials and Supplies, at Average Cost                          45,373            42,852
  Fossil Fuel Inventory, at Average Cost                            9,528            11,971
  Taxes Applicable to Succeeding Years                             52,314            70,966
  Other                                                             2,177             2,284
                                                               -----------       -----------
                                                                  316,780           313,620
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      388,280           381,729
  Unamortized Loss from Beaver Valley Unit 2 Sale                 102,944           105,190
  Unamortized Loss on Reacquired Debt                              29,748            32,093
  Carrying Charges and Operating Expenses                         360,935           343,046
  Nuclear Plant Decommissioning Trusts                             28,026            25,727
  Other                                                            71,353            77,524
                                                               -----------       -----------
                                                                  981,286           965,309
                                                               -----------       -----------
                                                             $  3,486,740      $  3,509,854
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity                                        $    650,287      $    622,375
  Preferred Stock
    With Mandatory Redemption Provisions                           26,685            28,350
    Without Mandatory Redemption Provisions                       210,000           210,000
  Long-Term Debt                                                1,175,539         1,225,392
                                                               -----------       -----------
                                                                2,062,511         2,086,117

OTHER NONCURRENT LIABILITIES
  Nuclear Fuel Lease Obligations                                   90,691           102,891
  Other                                                            79,446            82,757
                                                               -----------       -----------
                                                                  170,137           185,648
CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            76,963            56,859
  Current Portion of Lease Obligations                             44,677            48,880
  Accounts Payable                                                 61,700            63,384
  Accounts Payable to Affiliates                                   32,212            26,608
  Accrued Taxes                                                    61,814            89,574
  Accrued Interest                                                 26,579            27,022
  Other                                                            16,804            16,948
                                                               -----------       -----------
                                                                  320,749           329,275
DEFERRED CREDITS
  Unamortized Investment Tax Credits                               90,335            93,997
  Accumulated Deferred Federal Income Taxes                       493,222           471,471
  Unamortized Gain from Bruce Mansfield Plant Sale                203,087           208,085
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                       56,873            50,357
  Other                                                            89,826            84,904
                                                               -----------       -----------
                                                                  933,343           908,814
COMMITMENTS AND CONTINGENCIES (Note 9)
                                                               -----------       -----------
                                                             $  3,486,740      $  3,509,854
                                                               ===========       ===========

The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.






                                                    THE TOLEDO EDISON COMPANY
                                                            CASH FLOWS
                                                            (Unaudited)
                                                            (Thousands)
                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $38,230     $38,249
                                                                                               -------     -------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                40,281      38,465
                   Deferred Federal Income Taxes                                                15,348       9,505
                   Unbilled Revenues                                                             2,000       1,000
                   Deferred Fuel                                                                 1,716      (5,072)
                   Deferred Carrying Charges                                                    (7,239)    (12,302)
                   Leased Nuclear Fuel Amortization                                             22,013      16,532
                   Deferred Operating Expenses, Net                                            (10,688)    (14,319)
                   Allowance for Equity Funds Used During Construction                            (517)       (489)
                   Changes in Amounts Due from Customers and Others, Net                        (7,954)     (4,016)
                   Changes in Inventories                                                          (78)      5,626
                   Changes in Accounts Payable                                                  (1,684)      5,489
                   Changes in Working Capital Affecting Operations                              (7,236)    (19,508)
                   Other Noncash Items                                                          11,817       7,395
                                                                                                ------      ------
                     Total Adjustments                                                          57,779      28,306
                                                                                                ------      ------
                     Net Cash from Operating Activities                                         96,009      66,555

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (19,502)
                 Debt Issues:
                   First Mortgage Bonds                                                             --      20,200
                   Secured Medium-Term Notes                                                        --      93,000
                 Maturities, Redemptions and Sinking Funds                                     (31,476)    (51,956)
                 Nuclear Fuel Lease Obligations                                                (21,884)    (23,265)
                 Dividends Paid                                                                (10,289)    (11,808)
                 Premiums, Discounts and Expenses                                                   --        (882)
                                                                                               -------      ------
                     Net Cash from Financing Activities                                        (63,649)      5,787

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (15,913)    (17,033)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                            (228)       (313)
                 Loans to Affiliates                                                           (26,000)         --
                 Other Cash Applied                                                             (3,584)       (619)
                                                                                                ------      ------
                     Net Cash from Investing Activities                                        (45,725)    (17,965)
                                                                                                ------      ------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (13,365)     54,377
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       82,042      15,731
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $68,677     $70,108
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                         $47,000     $45,000
                 Federal Income Taxes                                                               --       5,400

               The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.






                           THE TOLEDO EDISON COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K and in the First Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1994, Toledo Edison redeemed various securities as discussed in Note 6.

As discussed in Note 7, a second mortgage security interest on the Operating Companies' properties was provided to certain creditors in August 1994. A $205 million revolving credit facility is now available for borrowings by Centerior Energy (for the Operating Companies) and the Service Company. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. See Note 12 in Toledo Edison's Notes to the Financial Statements for 1993 in the 1993 Form 10-K for additional information on this facility.

In the third quarter of 1994, Toledo Edison expects to issue $30.5 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used to refund $30.5 million of the authority's tax-exempt bonds that were issued in 1988 and have been continuously remarketed on a floating rate basis. The new series of bonds will be due October 1, 2023 and will have a fixed rate of interest.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At June 30, 1994, Toledo Edison would have been permitted to issue approximately $348 million of additional first mortgage bonds.


Results of Operations

Factors contributing to the 2.9% and 1.8% increases in 1994 operating revenues from 1993 for the second quarter and six months, respectively, are shown as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $ 9.5        $ 12.5
     Wholesale Revenues                           (1.3)         (0.8)
     Miscellaneous Revenues                       (1.6)         (2.5)
     Fuel Cost Recovery Revenues                  (0.5)         (1.3)

     Total                                       $ 6.1        $  7.9

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                                 Ended June 30, 1994
                                                 Three         Six
               Customer Categories               Months       Months

               Residential                         3.5%         5.3%
               Commercial                          3.9          5.5
               Industrial                          9.3          8.8
               Other                              10.2         13.7
               Total                               7.7          8.9


Second quarter 1994 total kilowatt-hour sales increased as a result of increased economic activity, increased wholesale sales (included in the "Other" category) and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of warmer weather in the second quarter of 1994 than in the second quarter of 1993, which increased cooling-related demand. A mid-June 1994 heat wave sharply increased the use of air conditioners in the service area.

Total kilowatt-hour sales increased for the six-month period in 1994 as a result of increased wholesale sales, increased economic activity and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of colder winter temperatures and warmer spring and summer temperatures in 1994, which increased electric heating and cooling demands.

Miscellaneous revenues in 1994 decreased from the 1993 amounts because of lower overhead expense billings in 1994 to Cleveland Electric for the jointly owned Davis-Besse Nuclear Power Station.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1994 to calculate these revenues compared to those used in 1993. The decrease in the weighted averages of the fuel cost recovery factors for both the second quarter and six-month 1994 periods was about 1.5%.

Second quarter operating expenses in 1994 increased 2.9% from the 1993 amount. Other operation and maintenance expenses increased as increased power production expenses related primarily to a generating plant maintenance outage completely offset expense reductions resulting from cost reduction measures, including the work force reduction in 1993. Also, other operation and maintenance expenses in the 1993 second quarter included $5 million of VTP benefit expenses as discussed in Note 8. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense accruals related to revisions in the cost estimates in late 1993. A decrease in deferred operating expenses resulted from the cessation at the end of 1993 of deferrals related to the rate phase-in plan for the investments in Perry Nuclear Power Plant Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement and less deferrals under the Rate Stabilization Program in the second quarter of 1994. Federal income taxes decreased as a result of lower pretax operating income.

Second quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plan. The second quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Second quarter earnings available for common stock in 1994 increased $0.3 million, or 2.5%, from the 1993 amount.

Six-month operating expenses in 1994 increased 0.9% from the 1993 amount. Higher fuel and purchased power expenses resulted from increased amortization of previously deferred fuel costs than the amount amortized in 1993, which was partially offset by lower purchased power expense. Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. A decrease in deferred operating expenses resulted from the cessation at the end of 1993 of deferrals related to the rate phase-in plan as discussed above and less deferrals under the Rate Stabilization Program in 1994. Other operation and maintenance expenses decreased primarily because the 1993 six-month period expenses included $5 million of VTP benefit expenses as discussed in Note 8. Increased maintenance expense associated with a generating plant outage in 1994 substantially offset expense reductions resulting from cost reduction measures.

The six-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plan. The six-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

Six-month preferred dividend requirements in 1994 decreased from the 1993 amount because of the retirement of preferred stock.

Six-month earnings available for common stock in 1994 increased $1.4 million, or 5.2%, from the 1993 amount.


PART II.  OTHER INFORMATION


Item 5.     Other Information

1. Management Changes

   For background relating to this topic, see "Item 10. Directors and Executive Officers of the Registrants" in the Companies' Annual Report on Form 10-K for the Year Ended December 31, 1993.

   Effective July 1, 1994, William F. Conway was elected to the Board of Direct-ors of Centerior Energy Corporation. Mr. Conway had been Executive Vice President - Nuclear at Arizona Public Service Company from 1989 until his retirement in July 1994.

   Effective July 25, 1994, John P. Stetz was named Vice President - Nuclear, Davis-Besse of Centerior Service Company. Mr. Stetz was previously with Northeast Utilities.

2. Common Stock Dividend

   For background and earlier developments relating to this topic, see "Item
   5. Market for Registrants' Common Equity and Related Stockholder Matters -- Dividends" in the Companies' Annual Report on Form 10-K for the Year Ended December 31, 1993.

   Centerior expects that dividends paid in 1994 will be, at least partially, a nontaxable return of capital because of the write-off of $1.02 billion of assets, after taxes, at year-end 1993.

Item 6.     Exhibits and Reports on Form 8-K

a. Exhibits

   None.

b. Reports on Form 8-K

   During the quarter ended June 30, 1994, Centerior Energy, Cleveland Electric and Toledo Edison did not file any Current Report on Form 8-K.















                                          - 25 -




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



Date:  August 11, 1994











                                   - 26 -