Form 10-Q
period 1994-09-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1994-11-14
CIK 774197, 20947, 352049

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended September 30, 1994

                                     OR

      [    ]    Transition report pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934
                     For the transition period from _____ to _____



Commission      Registrant; State of Incorporation;         I.R.S. Employer
File Number        Address; and Telephone Number           Identification No.
- -----------     ----------------------------------         -----------------
  1-9130        CENTERIOR ENERGY CORPORATION                  34-1479083
                (An Ohio Corporation)
                6200 Oak Tree Boulevard
                Independence, Ohio  44131
                Telephone (216) 447-3100

  1-2323        THE CLEVELAND ELECTRIC                        34-0150020
                  ILLUMINATING COMPANY
                (An Ohio Corporation)
                55 Public Square
                Cleveland, Ohio  44113
                Telephone (216) 622-9800

  1-3583        THE TOLEDO EDISON COMPANY                     34-4375005
                (An Ohio Corporation)
                300 Madison Avenue
                Toledo, Ohio  43652
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

Yes   X       No


      On November 7, 1994, there were 148,031,503 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

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

                              TABLE OF CONTENTS

                                                                          Page

PART I.  FINANCIAL INFORMATION

        Centerior Energy Corporation and Subsidiaries
        The Cleveland Electric Illuminating Company and Subsidiaries The Toledo Edison Company

        Notes to Financial Statements                                      1

        Centerior Energy Corporation and Subsidiaries

           Income Statement                                                7
           Balance Sheet                                                   8
           Cash Flows                                                      9
           Management's Discussion and Analysis of Financial              10
             Condition and Results of Operations


       The Cleveland Electric Illuminating Company and Subsidiaries

           Income Statement                                               15
           Balance Sheet                                                  16
           Cash Flows                                                     17
           Management's Discussion and Analysis of Financial              18
              Condition and Results of Operations


       The Toledo Edison Company

           Income Statement                                               22
           Balance Sheet                                                  23
           Cash Flows                                                     24
           Management's Discussion and Analysis of Financial              25
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                      29
          Item 6.  Exhibits and Reports on Form 8-K                       29


Signatures                                                                31

Exhibit Index                                                             32

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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair statement of financial position at September 30, 1994 and results of operations for the three months and nine months ended September 30, 1994 and 1993 have been included. All such adjustments were normal recurring adjustments, except for those discussed in Notes 2 and 7.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1994 (First Quarter 1994 Form 10-Q) and the quarter ended June 30, 1994 (Second Quarter 1994 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  New Accounting Standard

Effective January 1, 1994, the Companies adopted the new accounting standard for certain investments in debt and equity securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The adoption of SFAS 115 did not materially affect the financial positions or the 1994 third quarter and nine-month results of operations of the Companies.

(3)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At September 30, 1994, Cleveland Electric and Toledo Edison had $160.7 million and $93.8 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.

(4)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the nine months ended September 30, 1994 and 1993 were as follows:

                                             1994        1993

            Paid February 15                 $.20        $.40
            Paid May 15                       .20         .40
            Paid August 15                    .20         .40
            Paid November 15                  .20         .40

Common stock cash dividends declared by Cleveland Electric during the nine months ended September 30, 1994 and 1993 were as follows:

                                             1994        1993
                                                (millions)

            Paid in February                 $18.6       $46.7
            Paid in May                       24.2        47.0
            Paid in August                    24.3        47.3

Also, during the third quarter of 1994, Cleveland Electric declared property dividends totaling $25.6 million for the transfer of its investments in three wholly owned subsidiaries to Centerior Energy. One subsidiary's common stock was transferred to Centerior Energy during the quarter, while the other two subsidiaries' common stock was transferred on October 1, 1994. Cleveland Electric's valuation of the property dividends was based on the historical cost (carrying value) of the common stock investments in the subsidiaries, their undistributed retained earnings and, for one subsidiary, an equity advance (loan). The value of the noncash dividends payable by Cleveland Electric to Centerior Energy at September 30, 1994 was $25.5 million.

Toledo Edison did not declare any common stock dividends during the nine months ended September 30, 1994 and 1993.

(5)  Financing Activity

During the three months ended September 30, 1994, the Operating Companies retired debt and preferred stock as follows:

                              Cleveland Electric

Mandatory redemptions consisted of $1.2 million of bank loans, pollution control notes and other long-term debt, and $1.0 million of Serial Preferred Stock, $7.35 Series C.

                                Toledo Edison

Mandatory redemptions consisted of $10 million of Cumulative Preferred Stock, $25 par value, $2.81 Series, and $0.5 million of bank loans and other long-term debt. Toledo Edison also elected to redeem an additional $10 million of the $2.81 Preferred Stock.

(6) Revised Decommissioning Cost Estimates

In 1994, Centerior Energy, Cleveland Electric and Toledo Edison increased their annual decommissioning expense accruals for their three nuclear generating units to $23.6 million, $12.8 million and $10.8 million, respectively. These revised accruals which also are required to be funded are based on increased decommissioning cost estimates and the external trust funding methodology required by The Public Utilities Commission of Ohio
(PUCO). The PUCO has recognized that these increases are recoverable in rates.

The increased decommissioning cost estimates were derived from recently updated, site-specific studies for each of the units. The updated studies estimate total decommissioning costs to aggregate $716 million, $397 million and $319 million for Centerior Energy, Cleveland Electric and Toledo Edison, respectively, in 1993 and 1992 dollars. (See table below.) The updated estimates reflect substantial increases from the prior PUCO-recognized aggregate estimates of $257 million, $142 million and $115 million in 1987 and 1986 dollars for Centerior Energy, Cleveland Electric and Toledo Edison, respectively. The revised estimates reflect the DECON method of decommissioning (prompt decontamination), the locations and cost characteristics specific to the units, and include costs associated with decontamination, dismantlement and site restoration. The revised estimates include additional low-level waste burial costs, higher labor and equipment costs, and costs resulting from an additional five-year period in the decommissioning process to allow sufficient cooling of on-site, spent nuclear fuel. The revised estimates for the units are as follows:

                          License
                         Expiration      Centerior      Cleveland      Toledo
  Generating Unit           Year          Energy        Electric       Edison
                                                        (millions)

Davis-Besse Nuclear
  Power Station (1)         2017           $346           $178          $168
Perry Power Plant
  Unit 1 (1)                2026            256            156           100
Beaver Valley Power
  Station Unit 2 (2)        2027            114             63            51

Total                                      $716           $397          $319

(1)  Dollar amounts in 1993 dollars.
(2)  Dollar amounts in 1992 dollars.

The estimated costs to decommission the units in future dollars, at the time of license expiration, assuming a 4% annual inflation rate are as follows:

                             Centerior          Cleveland          Toledo
  Generating Unit             Energy            Electric           Edison
                                                (millions)

Davis-Besse Nuclear
  Power Station (1)           $  862              $  443            $419
Perry Power Plant
  Unit 1 (2)                     908                 554             354
Beaver Valley Power
  Station Unit 2 (3)             423                 233             190

Total                         $2,193              $1,230            $963

(1)  Dollar amounts in 2017 dollars.
(2)  Dollar amounts in 2026 dollars.
(3)  Dollar amounts in 2027 dollars.

The PUCO requires that the decommissioning expense and payments to the external trusts be determined on a levelized basis. Specifically, the annual expense and investment in the trusts are calculated by dividing the unrecovered decommissioning costs in current dollars by the remaining years in the licensing period of each unit. Payments to the trusts are to be made quarterly. This methodology requires that the net earnings on the trusts be reinvested therein with the intent of allowing net earnings to offset inflation. The PUCO requires that the estimated costs of decommissioning and the funding level be reviewed at least every five years and updated, if necessary.

In the Balance Sheet at September 30, 1994, Accumulated Depreciation and Amortization included $92 million, $50 million and $42 million for Centerior Energy, Cleveland Electric and Toledo Edison, respectively, of decommissioning costs previously expensed and the earnings on the external trust funding. The amounts exceed the Balance Sheet amounts of the external Nuclear Plant Decommissioning Trusts for the Companies because the reserves began prior to the external trust funding.

The Operating Companies record the trust earnings as an increase to the trust assets and the related component of the decommissioning reserve (included in Accumulated Depreciation and Amortization).

The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including the Companies, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial state-ments of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed: 1) the annual provision for decommissioning could increase, 2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and 3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

(7)  Early Retirement Program in 1993

Other operation and maintenance expenses for the three months and nine months ended September 30, 1993 included accruals for pension and other benefits for employees retiring under an early retirement program, called the Voluntary Transition Program (VTP). The Operating Companies' accruals for these benefits included a pro rata share of the Service Company's costs. Over 1,500 employees elected the VTP.

The estimated amounts accrued for these benefits for the three months and nine months ended September 30, 1993 were as follows:

                                  Centerior       Cleveland       Toledo
                                   Energy         Electric        Edison
                               Three    Nine   Three    Nine   Three    Nine
                               Months  Months  Months  Months  Months  Months
                                                 (millions)
Pension Costs (Credits):
Special Termination and
  Curtailment Costs            $202.9  $208.3  $131.1  $135.5  $ 71.8  $ 72.8
Settlement Gain                 (81.6)  (81.6)  (62.1)  (62.1)  (19.5)  (19.5)

  Net Pension Costs             121.3   126.7    69.0    73.4    52.3    53.3
Enhanced VTP Benefits Payable
  from Corporate Funds            3.9    10.6     2.0     4.9     1.9     5.7

  Total Pension-Related Costs   125.2   137.3    71.0    78.3    54.2    59.0
SFAS 106 Curtailment Costs       79.8    80.7    38.5    39.1    41.3    41.6

Total VTP Costs                $205.0  $218.0  $109.5  $117.4  $ 95.5  $100.6


A portion of these accruals related to the VTP curtailment cost of postretire-ment benefits other than pensions (shown as "SFAS 106 Curtailment Costs" in the table), which was deferred to later years under a provision of the Rate Stabilization Program. (For further information on the Rate Stabilization Program, see Note 7 in the Companies' Notes to the Financial Statements for 1993 in the 1993 Form 10-K.) The deferred amounts at September 30, 1993 were $80.7 million, $39.1 million and $41.6 million for Centerior Energy, Cleveland Electric and Toledo Edison, respectively.

(8)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1993 Form 10-K.

The Companies continue to seek the necessary regulatory approvals to complete the merger of the Operating Companies. The Operating Companies plan to seek preferred stock share owner approval in early 1995. The merger is expected to be effective in 1995.

                                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                INCOME STATEMENT
                                                   (Unaudited)
                                    (Thousands, Except Per Share Amounts)



                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30                     September 30
                                                                             ---------------------        -------------------------
                                                                               1994         1993             1994           1993
                                                                             --------     --------        ----------     ----------
         OPERATING REVENUES                                                $ 666,985    $ 709,075       $ 1,850,989    $ 1,896,221


         OPERATING EXPENSES
           Fuel and Purchased Power                                          112,342      121,935           332,663        359,733
           Other Operation and Maintenance                                   177,221      417,760           563,881        817,098
           Depreciation and Amortization                                      72,478       64,878           208,389        195,343
           Taxes, Other Than Federal Income Taxes                             82,318       81,407           247,903        247,184
           Deferred Operating Expenses, Net                                  (14,877)     (98,792)          (45,591)      (133,562)
           Federal Income Taxes                                               51,882       15,971            95,556         55,984
                                                                             --------     --------        ----------     ----------
             Total Operating Expenses                                        481,364      603,159         1,402,801      1,541,780
                                                                             --------     --------        ----------     ----------
         OPERATING INCOME                                                    185,621      105,916           448,188        354,441

         NONOPERATING INCOME
           Allowance for Equity Funds Used During Construction                 1,197        1,498             3,291          3,916
           Other Income and Deductions, Net                                    1,416       (1,570)            6,105         (3,773)
           Deferred Carrying Charges                                          10,009       13,705            29,711         41,309
           Federal Income Taxes - Credit (Expense)                              (928)       1,991            (3,672)         3,077
                                                                             --------     --------        ----------     ----------
             Total Nonoperating Income                                        11,694       15,624            35,435         44,529
                                                                             --------     --------        ----------     ----------
         INCOME BEFORE INTEREST CHARGES                                      197,315      121,540           483,623        398,970

         INTEREST CHARGES
           Long-term Debt                                                     87,818       85,964           263,249        260,219
           Short-term Debt                                                     2,130        1,889             5,376          5,533
           Allowance for Borrowed Funds Used During Construction              (1,200)      (1,133)           (3,334)        (2,965)
                                                                             --------     --------        ----------     ----------
             Net Interest Charges                                             88,748       86,720           265,291        262,787
                                                                             --------     --------        ----------     ----------
         INCOME AFTER INTEREST CHARGES                                       108,567       34,820           218,332        136,183

           Preferred Dividend Requirements of Subsidiaries                    16,429       17,584            49,655         50,181
                                                                             --------     --------        ----------     ----------
         NET INCOME                                                        $  92,138    $  17,236       $   168,677    $    86,002
                                                                             ========     ========        ==========     ==========


         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          148,023      145,347           147,780        144,359
                                                                             ========     ========        ==========     ==========
         EARNINGS PER COMMON SHARE                                         $     .62    $     .12       $      1.14    $       .60
                                                                             ========     ========        ==========     ==========


     The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.


                           CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                           BALANCE SHEET
                                            (Thousands)

                                                                    September 30,     December 31,
                                                                       1994              1993
                                                                    (Unaudited)
                                                                   -----------       -----------
              ASSETS
     PROPERTY, PLANT AND EQUIPMENT
       Utility Plant In Service                                   $  9,727,523      $  9,571,124
       Accumulated Depreciation and Amortization                    (2,880,768)       (2,677,369)
                                                                    -----------       -----------
                                                                     6,846,755         6,893,755
       Construction Work In Progress                                   164,918           180,931
                                                                    -----------       -----------
                                                                     7,011,673         7,074,686
       Nuclear Fuel, Net of Amortization                               306,575           344,642
       Other Property, Less Accumulated Depreciation                    43,128            40,808
                                                                    -----------       -----------
                                                                     7,361,376         7,460,136
     CURRENT ASSETS
       Cash and Temporary Cash Investments                             174,290           225,253
       Amounts Due from Customers and Others, Net                      243,428           220,500
       Unbilled Revenues                                               100,844           123,844
       Materials and Supplies, at Average Cost                         143,010           135,511
       Fossil Fuel Inventory, at Average Cost                           31,827            32,159
       Taxes Applicable to Succeeding Years                            107,731           249,544
       Other                                                            12,919             6,235
                                                                    -----------       -----------
                                                                       814,049           993,046
     DEFERRED CHARGES AND OTHER ASSETS
       Amounts Due from Customers for Future Federal Income Taxes      992,219           968,267
       Unamortized Loss from Beaver Valley Unit 2 Sale                 101,821           105,190
       Unamortized Loss on Reacquired Debt                              86,132            92,385
       Carrying Charges and Operating Expenses                         936,849           861,660
       Nuclear Plant Decommissioning Trusts                             62,392            55,682
       Other                                                           162,833           173,464
                                                                    -----------       -----------
                                                                     2,342,246         2,256,648
                                                                    -----------       -----------
                                                                  $ 10,517,671      $ 10,709,830
                                                                    ===========       ===========

              CAPITALIZATION AND LIABILITIES
     CAPITALIZATION
       Common Stock Equity                                        $  1,847,267      $  1,785,122
       Preferred Stock
         With Mandatory Redemption Provisions                          262,402           313,575
         Without Mandatory Redemption Provisions                       450,871           450,871
       Long-Term Debt                                                3,733,364         4,018,554
                                                                    -----------       -----------
                                                                     6,293,904         6,568,122
     OTHER NONCURRENT LIABILITIES
       Nuclear Fuel Lease Obligations                                  229,094           253,666
       Other                                                           190,745           195,377
                                                                    -----------       -----------
                                                                       419,839           449,043
     CURRENT LIABILITIES
       Current Portion of Long-Term Debt and Preferred Stock           356,853           127,253
       Current Portion of Lease Obligations                             77,269           111,490
       Accounts Payable                                                141,229           188,409
       Accrued Taxes                                                   232,063           377,887
       Accrued Interest                                                 97,810            87,394
       Dividends Declared                                               45,041            15,795
       Other                                                            57,824            57,399
                                                                    -----------       -----------
                                                                     1,008,089           965,627
     DEFERRED CREDITS
       Unamortized Investment Tax Credits                              291,441           329,290
       Accumulated Deferred Federal Income Taxes                     1,710,760         1,578,955
       Unamortized Gain from Bruce Mansfield Plant Sale                531,582           551,268
       Accumulated Deferred Rents for Bruce Mansfield Plant
         and Beaver Valley Unit 2                                      139,268           127,661
       Other                                                           122,788           139,864
                                                                    -----------       -----------
                                                                     2,795,839         2,727,038
     COMMITMENTS AND CONTINGENCIES (Note 8)
                                                                    -----------       -----------
                                                                  $ 10,517,671      $ 10,709,830
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

                            CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                             CASH FLOWS
                                             (Unaudited)
                                             (Thousands)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  --------------------
                                                                                    1994        1993
                                                                                  --------    --------
   CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $168,677     $86,002
                                                                                  --------    --------
     Adjustments to Reconcile Net Income
     to Cash from Operating Activities:
       Depreciation and Amortization                                               208,389     195,343
       Deferred Federal Income Taxes                                                85,218      17,393
       Unbilled Revenues                                                            23,000      13,000
       Deferred Fuel                                                               (17,646)      3,801
       Deferred Carrying Charges                                                   (29,711)    (41,309)
       Leased Nuclear Fuel Amortization                                             72,771      65,263
       Deferred Operating Expenses, Net                                            (45,591)   (133,562)
       Allowance for Equity Funds Used During Construction                          (3,291)     (3,916)
       Noncash Early Retirement Program Expenses, Net                                   --     207,351
       Changes in Amounts Due from Customers and Others, Net                       (22,928)    (44,156)
       Changes in Inventories                                                       (7,167)     24,999
       Changes in Accounts Payable                                                 (47,180)      3,825
       Changes in Working Capital Affecting Operations                                 146      17,575
       Other Noncash Items                                                          16,176      12,931
                                                                                   -------     -------
         Total Adjustments                                                         232,186     338,538
                                                                                   -------     -------
         Net Cash from Operating Activities                                        400,863     424,540

   CASH FLOWS FROM FINANCING ACTIVITIES
     Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (49,502)
     Debt Issues:
       First Mortgage Bonds                                                             --     300,200
       Secured Medium-Term Notes                                                        --     128,000
       Term Bank Loan                                                                   --      40,000
     Preferred Stock Issue                                                              --     100,000
     Common Stock Issues                                                            11,902      54,194
     Reacquired Common Stock                                                            --         468
     Maturities, Redemptions and Sinking Funds                                    (107,286)   (406,332)
     Nuclear Fuel Lease Obligations                                                (93,155)    (72,928)
     Common Stock Dividends Paid                                                   (88,621)   (172,733)
     Premiums, Discounts and Expenses                                                 (973)    (11,940)
                                                                                   -------     -------
         Net Cash from Financing Activities                                       (278,133)    (90,573)

   CASH FLOWS FROM INVESTING ACTIVITIES
     Cash Applied to Construction                                                 (149,160)   (147,006)
     Interest Capitalized as Allowance for Borrowed Funds Used
       During Construction                                                          (3,334)     (2,965)
     Other Cash Applied                                                            (21,199)    (20,862)
                                                                                   -------     -------
         Net Cash from Investing Activities                                       (173,693)   (170,833)
                                                                                   -------     -------
   NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (50,963)    163,134
   CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                      225,253      92,949
                                                                                   -------     -------
   CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                           $174,290    $256,083
                                                                                   =======     =======

   Other Payment Information:
     Interest (net of amounts capitalized)                                        $216,000    $208,000
     Federal Income Taxes                                                            1,100      32,500

   The accompanying notes to financial statements as they relate to Centerior Energy are an integral part of this statement.


                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K, in the First Quarter 1994 Form 10-Q and in the Second Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains un-changed with the following exceptions:

During the third quarter of 1994, the Operating Companies redeemed various securities as discussed in Note 5.

On August 26, 1994, Moody's Investors Service, Inc. (Moody's) downgraded the credit ratings of certain securities of the Operating Companies. The preferred stock of both Operating Companies was downgraded from "b1" to "b2" and Toledo Edison's debentures were downgraded from "Ba3" to "B1". Moody's noted that the Operating Companies' recently amended bank facilities provide the participating banks with second mortgages on the assets of the Operating Companies, thereby creating a new level of priority above the classes of securities that Moody's downgraded. (For further information on this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and Note 7 in the Second Quarter 1994 Form 10-Q.)

Since the Operating Companies were unable to issue commercial paper because of their below investment grade commercial paper ratings, the Operating Companies requested that Standard & Poor's Rating Group (S&P) withdraw its ratings on their commercial paper. Accordingly, S&P no longer provides any ratings with respect to the Operating Companies' commercial paper.

In October 1994, Cleveland Electric and Toledo Edison issued $46.1 million and $30.5 million, respectively, of first mortgage bonds as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds were used to refund equal principal amounts of the authority's tax-exempt bonds that were issued in 1988 and had been continuously remarketed on a floating rate basis. The new bonds mature on October 1, 2023 and have an 8% fixed interest rate. They are not redeemable prior to October 1, 2004.

Centerior Energy now expects to raise only about $12 million in 1994 from the sale of authorized but unissued common stock under certain of its employee and share owner stock purchase plans. Shares of common stock for these plans have been acquired in the open market rather than issued as new shares or issued from treasury stock.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. Under their respective mortgages, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At September 30, 1994, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $454 million and $348 million of additional first mortgage bonds, respectively, after giving effect to the corresponding October 1994 first mortgage bond issuances and redemptions discussed above. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

Results of Operations

Factors contributing to the 5.9% and 2.4% decreases in 1994 operating revenues from 1993 for the third quarter and nine months, respectively, are shown as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $(21.2)      $ 11.9
     Wholesale Revenues                           (17.1)       (37.5)
     Fuel Cost Recovery Revenues                   (3.6)       (25.9)
     Miscellaneous Revenues                        (0.2)         6.3

     Total                                       $(42.1)      $(45.2)

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Customer Categories               Months       Months

               Residential                        (5.5)%        0.7%
               Commercial                          0.6          3.0
               Industrial                          3.0          4.2
               Other                             (43.0)       (35.0)
               Total                              (7.2)        (2.4)

Third quarter 1994 total kilowatt-hour sales decreased primarily because of lower wholesale sales (included in the "Other" category). Increases in industrial and commercial sales were completely offset by lower residential sales. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential sales were negatively affected by the cooler summer weather as compared with the 1993 period.

Total kilowatt-hour sales decreased for the nine-month period in 1994 because of lower wholesale sales. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of weather conditions.

For the 1994 nine-month period, retail operating revenues were 34.4% residential, 32.4% commercial and 33.2% industrial and retail kilowatt-hour sales were 26.7% residential, 28.5% commercial and 44.8% industrial. The average price per kilowatt-hour for residential, commercial and industrial customers was $.11, $.10 and $.06, respectively. The changes from the comparable 1993 period were not significant.

The decreases in 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted averages of the fuel cost recovery factors used in the third quarter of 1994 decreased about 2% and 6% for Cleveland Electric and Toledo Edison, respectively, and during the nine-month period in 1994 decreased about 11% and 3%, respectively, compared to those used in 1993.

Nine-month miscellaneous revenues in 1994 increased from the 1993 amounts primarily because of increased billings to other utilities for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1).

Third quarter operating expenses in 1994 decreased 20.2% from the 1993 amount. Other operation and maintenance expenses in the 1993 third quarter included $205 million of one-time VTP benefit expenses as discussed in Note 7. Other operation and maintenance expenses also decreased because of expense reductions resulting from cost reduction measures, including the major work force reduction in 1993. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense accruals in 1994 as discussed in Note 6. A decrease in deferred operating expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 third quarter Rate Stabilization Program deferrals included $79.8 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

Third quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the rate phase-in plans for the investments in Perry Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement for the Operating Companies. The third quarter federal income tax provision for non-operating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

Third quarter net income in 1994 increased $75 million from the 1993 amount of $17 million. Quarterly earnings per common share increased $.50 per share from the 1993 amount of $.12. The 1993 quarterly earnings were reduced by a one-time, after-tax VTP charge of approximately $81 million, or $.56 per share.

Nine-month operating expenses in 1994 decreased 9% from the 1993 amount.
Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. An increase in purchased power expense partially offset the lower fuel expense. During a June 1994 heat wave, additional power was purchased because two large generating units were out of operation for maintenance. Other operation and maintenance expenses decreased primarily because the 1993 nine-month period expenses included $218 million of one-time VTP benefit expenses as discussed in Note 7. Also, cost reduction measures helped lower operation and maintenance expenses in 1994 despite increased maintenance expenses related to generating plant outages in 1994.
Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. A decrease in deferred operating expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 nine-month Rate Stabilization Program deferrals included $80.7 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

The nine-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plans. The nine-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Nine-month net income in 1994 increased $83 million, or 96.1%, from the 1993 amount. Nine-month earnings per common share increased $.54 per share, or 90%. The 1993 nine-month earnings were reduced by a one-time, after-tax VTP charge of approximately $89 million, or $.61 per share.

Outlook--Competition--Cleveland Public Power

Cleveland Public Power (CPP) continues to expand its operations into two areas which Cleveland Electric has served for many years. CPP is constructing new transmission and distribution facilities extending into eastern portions of Cleveland and plans to expand to western portions of Cleveland. During the 1991-1993 period, Cleveland Electric had a net loss of about 7,000 customers, including several hundred, primarily small, commercial and industrial customers, to CPP which resulted in a reduction in 1993 annual net income of about $14,000,000. CPP's Phase I expansion, as now planned, could take away about 18,000 more of Cleveland Electric's customers, while its Phase II expansion could take away about 29,000 more customers over the next several years. If CPP's expansion is completed as planned, this could eventually reduce annual net income by an additional estimated $27,000,000, for a total estimated reduction in annual net income of about $41,000,000. Despite CPP's expansion efforts, Cleveland Electric has been successful in retaining many of its large commercial and industrial customers in Cleveland by offering them incentive packages in return for sole-supplier contracts with Cleveland Electric for five years. In addition, an increasing number of CPP's customers continue to convert back to Cleveland Electric's service.

         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                               INCOME STATEMENT
                                 (Unaudited)
                                 (Thousands)



                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30                     September 30
                                                                             ---------------------        -------------------------
                                                                               1994         1993             1994           1993
                                                                             --------     --------        ----------     ----------
         OPERATING REVENUES                                                $ 473,969    $ 506,873       $ 1,296,628    $ 1,345,453

         OPERATING EXPENSES
           Fuel and Purchased Power (1)                                       98,475      107,567           290,446        323,562
           Other Operation and Maintenance                                   104,872      237,667           336,439        479,408
           Depreciation and Amortization                                      50,488       45,853           146,117        137,853
           Taxes, Other Than Federal Income Taxes                             58,818       57,514           176,862        175,298
           Deferred Operating Expenses, Net                                   (9,225)     (50,161)          (29,251)       (70,612)
           Federal Income Taxes                                               38,840       19,719            67,750         44,617
                                                                             --------     --------        ----------     ----------
             Total Operating Expenses                                        342,268      418,159           988,363      1,090,126
                                                                             --------     --------        ----------     ----------
         OPERATING INCOME                                                    131,701       88,714           308,265        255,327

         NONOPERATING INCOME
           Allowance for Equity Funds Used During Construction                   860        1,204             2,437          3,133
           Other Income and Deductions, Net                                    1,619       (1,889)            4,731         (4,197)
           Deferred Carrying Charges                                           6,303        7,596            18,766         22,898
           Federal Income Taxes - Credit (Expense)                              (617)       1,388            (2,579)         2,053
                                                                             --------     --------        ----------     ----------
             Total Nonoperating Income                                         8,165        8,299            23,355         23,887
                                                                             --------     --------        ----------     ----------
         INCOME BEFORE INTEREST CHARGES                                      139,866       97,013           331,620        279,214

         INTEREST CHARGES
           Long-term Debt                                                     60,624       57,945           181,137        177,108
           Short-term Debt                                                       890          657             2,823          2,500
           Allowance for Borrowed Funds Used During Construction              (1,097)        (945)           (3,002)        (2,464)
                                                                             --------     --------        ----------     ----------
             Net Interest Charges                                             60,417       57,657           180,958        177,144
                                                                             --------     --------        ----------     ----------
         NET INCOME                                                           79,449       39,356           150,662        102,070

           Preferred Dividend Requirements                                    11,329       12,016            34,197         32,862
                                                                             --------     --------        ----------     ----------
         EARNINGS AVAILABLE FOR COMMON STOCK                               $  68,120    $  27,340       $   116,465    $    69,208
                                                                             ========     ========        ==========     ==========



         (1)  Includes purchased power expense for
              purchases from Toledo Edison.                                $  27,716    $  30,357       $    84,329    $    91,346


         The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.

         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                 BALANCE SHEET
                                  (Thousands)

                                                                                   September 30,     December 31,
                                                                                      1994              1993
                                                                                   (Unaudited)
                                                                                   -----------       -----------
                             ASSETS
                    PROPERTY, PLANT AND EQUIPMENT
                      Utility Plant In Service                                   $  6,830,264      $  6,734,130
                      Accumulated Depreciation and Amortization                    (1,994,281)       (1,889,584)
                                                                                   -----------       -----------
                                                                                    4,835,983         4,844,546
                      Construction Work In Progress                                   130,846           141,422
                                                                                   -----------       -----------
                                                                                    4,966,829         4,985,968
                      Nuclear Fuel, Net of Amortization                               185,005           202,200
                      Other Property, Less Accumulated Depreciation                    39,771            41,041
                                                                                   -----------       -----------
                                                                                    5,191,605         5,229,209

                    CURRENT ASSETS
                      Cash and Temporary Cash Investments                              18,344            77,374
                      Amounts Due from Customers and Others, Net                      173,126           155,899
                      Amounts Due from Affiliates                                       4,165             5,399
                      Unbilled Revenues                                                84,000            99,000
                      Materials and Supplies, at Average Cost                          96,617            92,659
                      Fossil Fuel Inventory, at Average Cost                           18,808            20,188
                      Taxes Applicable to Succeeding Years                             76,036           178,577
                      Other                                                             4,236             2,967
                                                                                   -----------       -----------
                                                                                      475,332           632,063
                    DEFERRED CHARGES AND OTHER ASSETS
                      Amounts Due from Customers for Future Federal Income Taxes      603,377           586,494
                      Unamortized Loss on Reacquired Debt                              57,569            60,293
                      Carrying Charges and Operating Expenses                         566,575           518,613
                      Nuclear Plant Decommissioning Trusts                             33,115            29,955
                      Other                                                            95,385           102,546
                                                                                   -----------       -----------
                                                                                    1,356,021         1,297,901
                                                                                   -----------       -----------
                                                                                 $  7,022,958      $  7,159,173
                                                                                   ===========       ===========

                             CAPITALIZATION AND LIABILITIES
                    CAPITALIZATION
                      Common Stock Equity                                        $  1,075,083      $  1,039,947
                      Preferred Stock
                        With Mandatory Redemption Provisions                          255,717           285,225
                        Without Mandatory Redemption Provisions                       240,871           240,871
                      Long-Term Debt                                                2,564,159         2,793,162
                                                                                   -----------       -----------
                                                                                    4,135,830         4,359,205

                    OTHER NONCURRENT LIABILITIES
                      Nuclear Fuel Lease Obligations                                  140,625           150,775
                      Other                                                            94,894            96,352
                                                                                   -----------       -----------
                                                                                      235,519           247,127
                    CURRENT LIABILITIES
                      Current Portion of Long-Term Debt and Preferred Stock           273,983            70,394
                      Current Portion of Lease Obligations                             44,419            62,610
                      Accounts Payable                                                 73,529           122,385
                      Accounts and Notes Payable to Affiliates                         75,187            60,956
                      Accrued Taxes                                                   205,143           304,621
                      Accrued Interest                                                 69,743            60,376
                      Dividends Declared                                               33,032            19,258
                      Other                                                            35,733            32,632
                                                                                   -----------       -----------
                                                                                      810,769           733,232
                    DEFERRED CREDITS
                      Unamortized Investment Tax Credits                              202,937           235,293
                      Accumulated Deferred Federal Income Taxes                     1,188,342         1,104,859
                      Unamortized Gain from Bruce Mansfield Plant Sale                330,994           343,183
                      Accumulated Deferred Rents for Bruce Mansfield Plant             83,856            77,304
                      Other                                                            34,711            58,970
                                                                                   -----------       -----------
                                                                                    1,840,840         1,819,609
                    COMMITMENTS AND CONTINGENCIES (Note 8)
                                                                                   -----------       -----------
                                                                                 $  7,022,958      $  7,159,173
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


         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                                  CASH FLOWS
                                 (Unaudited)
                                 (Thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                   $150,662    $102,070
                                                                                              --------    --------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                               146,117     137,853
                   Deferred Federal Income Taxes                                                43,704      15,488
                   Unbilled Revenues                                                            15,000      11,000
                   Deferred Fuel                                                               (21,785)      6,897
                   Deferred Carrying Charges                                                   (18,766)    (22,898)
                   Leased Nuclear Fuel Amortization                                             39,966      36,232
                   Deferred Operating Expenses, Net                                            (29,251)    (70,612)
                   Allowance for Equity Funds Used During Construction                          (2,437)     (3,133)
                   Noncash Early Retirement Program Expenses, Net                                   --     112,449
                   Changes in Amounts Due from Customers and Others, Net                       (17,227)    (29,652)
                   Changes in Inventories                                                       (2,578)     13,826
                   Changes in Accounts Payable                                                 (48,856)    (21,961)
                   Changes in Working Capital Affecting Operations                              10,527      (8,806)
                   Other Noncash Items                                                           5,475       1,673
                                                                                               -------     -------
                     Total Adjustments                                                         119,889     178,356
                                                                                               -------     -------
                     Net Cash from Operating Activities                                        270,551     280,426

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (10,000)
                 Notes Payable to Affiliates                                                    19,200     (11,000)
                 Debt Issues:
                   First Mortgage Bonds                                                             --     280,000
                   Secured Medium-Term Notes                                                        --      35,000
                   Term Bank Loan                                                                   --      40,000
                 Preferred Stock Issue                                                              --     100,000
                 Maturities, Redemptions and Sinking Funds                                     (55,353)   (333,451)
                 Nuclear Fuel Lease Obligations                                                (51,115)    (40,563)
                 Dividends Paid                                                               (101,494)   (172,358)
                 Premiums, Discounts and Expenses                                                 (761)    (10,964)
                                                                                               -------     -------
                     Net Cash from Financing Activities                                       (189,523)   (123,336)

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                 (124,366)   (119,212)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                          (3,002)     (2,464)
                 Other Cash Received (Applied)                                                 (12,690)      5,364
                                                                                               -------     -------
                     Net Cash from Investing Activities                                       (140,058)   (116,312)
                                                                                               -------     -------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (59,030)     40,778
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       77,374      33,524
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $18,344     $74,302
                                                                                               =======     =======


               Other Payment Information:
                 Interest (net of amounts capitalized)                                        $148,000    $142,000
                 Federal Income Taxes                                                           11,300      28,000

               The accompanying notes to financial statements as they relate to Cleveland Electric are an integral part of this statement.


         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K, in the First Quarter 1994 Form 10-Q and in the Second Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1994, Cleveland Electric redeemed various securities as discussed in Note 5.

On August 26, 1994, Moody's Investors Services, Inc. (Moody's) downgraded the credit ratings of Cleveland Electric's preferred stock from "b1" to "b2". Moody's noted that Cleveland Electric's recently amended bank facilities provide the participating banks with second mortgages on Cleveland Electric's assets, thereby creating a new level of priority above the preferred stock that Moody's downgraded. (For further information on this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and Note 7 in the Second Quarter 1994 Form 10-Q.)

Since Cleveland Electric was unable to issue commercial paper because of its below investment grade commercial paper ratings, Cleveland Electric requested that Standard & Poor's Rating Group (S&P) withdraw its rating on Cleveland Electric's commercial paper. Accordingly, S&P no longer provides any rating with respect to commercial paper of Cleveland Electric.

In October 1994, Cleveland Electric issued $46.1 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used to refund $46.1 million of the authority's tax-exempt bonds that were issued in 1988 and had been continuously remarketed on a floating rate basis. The new bonds mature on October 1, 2023 and have an 8% fixed interest rate. They are not redeemable prior to October 1, 2004.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refund-able bonds only if the applicable interest coverage test is met. At
September 30, 1994, Cleveland Electric would have been permitted to issue approximately $454 million of additional first mortgage bonds after giving effect to the October 1994 first mortgage bond issuance and redemption discussed above. After the fourth quarter of 1994, Cleveland Electric's ability to issue first mortgage bonds is expected to increase substantially when its interest coverage ratio will no longer be affected by the write-offs recorded at December 31, 1993.

Results of Operations

Factors contributing to the 6.5% and 3.6% decreases in 1994 operating revenues from 1993 for the third quarter and nine months, respectively, are shown as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $(15.9)      $  4.7
     Wholesale Revenues                           (15.9)       (39.9)
     Fuel Cost Recovery Revenues                   (1.4)       (22.4)
     Miscellaneous Revenues                         0.3          8.8

     Total                                       $(32.9)      $(48.8)

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Customer Categories               Months       Months

               Residential                        (6.1)%        0.2%
               Commercial                          1.6          3.2
               Industrial                           -           1.9
               Other                             (49.6)       (53.3)
               Total                              (9.1)        (6.0)


Third quarter 1994 total kilowatt-hour sales decreased because of lower wholesale sales (included in the "Other" category) and lower residential sales. Residential sales were negatively affected by the cooler summer weather as compared with the 1993 period. However, commercial sales increased slightly. Industrial sales were virtually the same as in the 1993 period.

Total kilowatt-hour sales decreased for the nine-month period in 1994 because of lower wholesale sales. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of weather conditions.

For the 1994 nine-month period, retail operating revenues were 34.2% residential, 34.3% commercial and 31.5% industrial and retail kilowatt-hour sales were 26.7% residential, 31.1% commercial and 42.2% industrial. The average price per kilowatt-hour for residential, commercial and industrial customers was $.11, $.09 and $.06, respectively. The changes from the comparable 1993 period were not significant.

The decreases in 1994 wholesale sales and revenues were attributable to the expiration of a wholesale power agreement, softer market conditions and limited power availability for bulk power transactions because of generating plant outages.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1994 to calculate these revenues compared to those used in 1993. The decreases in the weighted averages of the fuel cost recovery factors for 1994 were about 2% and 11% for the third quarter and nine months, respectively.

Miscellaneous revenues in 1994 increased from the 1993 amounts primarily because of increased billings to other utilities for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1).

Third quarter operating expenses in 1994 decreased 18.1% from the 1993 amount. Other operation and maintenance expenses in the 1993 third quarter included $109.5 million of one-time VTP benefit expenses as discussed in Note 7. Other operation and maintenance expenses also decreased because of expense reductions resulting from cost reduction measures, including the major work force reduction in 1993. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense
accruals in 1994 as discussed in Note 6.   A decrease in deferred operating
expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 third quarter Rate Stabilization Program deferrals included $38.5 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

Third quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the rate phase-in plan for the investments in Perry Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement. The third quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Third quarter earnings available for common stock in 1994 increased $41 million from the 1993 amount of $27 million. The 1993 quarterly earnings were reduced by a one-time, after-tax VTP charge of approximately $46 million.

Nine-month operating expenses in 1994 decreased 9.3% from the 1993 amount. Fuel and purchased power expenses decreased because of lower fuel expense, including less amortization of previously deferred fuel costs than the amount amortized in 1993. An increase in purchased power expense partially offset the lower fuel expense. During a June 1994 heat wave, additional power was purchased because two large generating units were out of operation for maintenance. Other operation and maintenance expenses decreased primarily because the 1993 nine-month period expenses included $117.4 million of one-time VTP benefit expenses as discussed in Note 7. Also, cost reduction measures helped lower operation and maintenance expenses in 1994 despite increased maintenance expenses related to generating plant outages in 1994. Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. A decrease in deferred operating expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 nine-month Rate Stabilization Program deferrals included $39.1 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

The nine-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plan. The nine-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

Nine-month earnings available for common stock in 1994 increased $47 million, or 68.3%, from the 1993 amount. The 1993 nine-month earnings available for common stock were reduced by a one-time, after-tax VTP charge of approximately $51 million.

Outlook--Competition--Cleveland Public Power

Cleveland Public Power (CPP) continues to expand its operations into two areas which Cleveland Electric has served for many years. CPP is constructing new transmission and distribution facilities extending into eastern portions of Cleveland and plans to expand to western portions of Cleveland. During the 1991-1993 period, Cleveland Electric had a net loss of about 7,000 customers, including several hundred, primarily small, commercial and industrial customers, to CPP which resulted in a reduction in 1993 annual net income of about $14,000,000. CPP's Phase I expansion, as now planned, could take away about 18,000 more of Cleveland Electric's customers, while its Phase II expansion could take away about 29,000 more customers over the next several years. If CPP's expansion is completed as planned, this could eventually reduce annual net income by an additional estimated $27,000,000, for a total estimated reduction in annual net income of about $41,000,000. Despite CPP's expansion efforts, Cleveland Electric has been successful in retaining many of its large commercial and industrial customers in Cleveland by offering them incentive packages in return for sole-supplier contracts with Cleveland Electric for five years. In addition, an increasing number of CPP's customers continue to convert back to Cleveland Electric's service.

                          THE TOLEDO EDISON COMPANY
                               INCOME STATEMENT
                                 (Unaudited)
                                 (Thousands)


                                                                              Three Months Ended              Nine Months Ended
                                                                                 September 30                      September 30
                                                                             ---------------------        -------------------------
                                                                               1994         1993             1994           1993
                                                                             --------     --------        ----------     ----------
         OPERATING REVENUES (1)                                            $ 227,447    $ 238,543       $   660,471    $   663,708


         OPERATING EXPENSES
           Fuel and Purchased Power                                           42,018       45,220           129,041        130,113
           Other Operation and Maintenance                                    79,301      185,783           247,665        357,931
           Depreciation and Amortization                                      21,990       19,025            62,271         57,490
           Taxes, Other Than Federal Income Taxes                             23,326       23,775            70,517         71,530
           Deferred Operating Expenses, Net                                   (5,653)     (48,630)          (16,341)       (62,949)
           Federal Income Taxes                                               13,105       (3,699)           28,099         11,570
                                                                             --------     --------        ----------     ----------
             Total Operating Expenses                                        174,087      221,474           521,252        565,685
                                                                             --------     --------        ----------     ----------
         OPERATING INCOME                                                     53,360       17,069           139,219         98,023

         NONOPERATING INCOME
           Allowance for Equity Funds Used During Construction                   336          294               853            783
           Other Income and Deductions, Net                                      780          (27)            2,402            854
           Deferred Carrying Charges                                           3,706        6,109            10,945         18,411
           Federal Income Taxes - Credit (Expense)                              (158)         807              (536)         1,613
                                                                             --------     --------        ----------     ----------
             Total Nonoperating Income                                         4,664        7,183            13,664         21,661
                                                                             --------     --------        ----------     ----------
         INCOME BEFORE INTEREST CHARGES                                       58,024       24,252           152,883        119,684

         INTEREST CHARGES
           Long-term Debt                                                     27,195       28,020            82,112         83,111
           Short-term Debt                                                     1,983        1,232             3,923          3,637
           Allowance for Borrowed Funds Used During Construction                (104)        (188)             (332)          (501)
                                                                             --------     --------        ----------     ----------
             Net Interest Charges                                             29,074       29,064            85,703         86,247
                                                                             --------     --------        ----------     ----------
         NET INCOME (LOSS)                                                    28,950       (4,812)           67,180         33,437

           Preferred Dividend Requirements                                     5,099        5,568            15,457         17,319
                                                                             --------     --------        ----------     ----------
         EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK                        $  23,851    $ (10,380)      $    51,723    $    16,118
                                                                             ========     ========        ==========     ==========




         (1) Includes revenues from bulk power sales
             to Cleveland Electric.                                        $  27,716    $  30,357       $    84,329    $    91,346

         The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.


                           THE TOLEDO EDISON COMPANY
                                 BALANCE SHEET
                                  (Thousands)

                                                                                   September 30,     December 31,
                                                                                      1994              1993
                                                                                   (Unaudited)
                                                                                   -----------       -----------
                             ASSETS
                    PROPERTY, PLANT AND EQUIPMENT
                      Utility Plant In Service                                   $  2,897,259      $  2,836,993
                      Accumulated Depreciation and Amortization                      (886,487)         (787,785)
                                                                                   -----------       -----------
                                                                                    2,010,772         2,049,208
                      Construction Work In Progress                                    34,072            39,509
                                                                                   -----------       -----------
                                                                                    2,044,844         2,088,717
                      Nuclear Fuel, Net of Amortization                               121,570           142,442
                      Other Property, Less Accumulated Depreciation                     3,357              (234)
                                                                                   -----------       -----------
                                                                                    2,169,771         2,230,925

                    CURRENT ASSETS
                      Cash and Temporary Cash Investments                              77,353            82,042
                      Amounts Due from Customers and Others, Net                       69,316            62,979
                      Amounts Due from Affiliates                                      39,532            15,682
                      Unbilled Revenues                                                16,844            24,844
                      Materials and Supplies, at Average Cost                          46,392            42,852
                      Fossil Fuel Inventory, at Average Cost                           13,020            11,971
                      Taxes Applicable to Succeeding Years                             31,695            70,966
                      Other                                                             1,528             2,284
                                                                                   -----------       -----------
                                                                                      295,680           313,620
                    DEFERRED CHARGES AND OTHER ASSETS
                      Amounts Due from Customers for Future Federal Income Taxes      388,798           381,729
                      Unamortized Loss from Beaver Valley Unit 2 Sale                 101,821           105,190
                      Unamortized Loss on Reacquired Debt                              28,563            32,093
                      Carrying Charges and Operating Expenses                         370,274           343,046
                      Nuclear Plant Decommissioning Trusts                             29,277            25,727
                      Other                                                            69,195            77,524
                                                                                   -----------       -----------
                                                                                      987,928           965,309
                                                                                   -----------       -----------
                                                                                 $  3,453,379      $  3,509,854
                                                                                   ===========       ===========

                             CAPITALIZATION AND LIABILITIES
                    CAPITALIZATION
                      Common Stock Equity                                        $    673,959      $    622,375
                      Preferred Stock
                        With Mandatory Redemption Provisions                            6,685            28,350
                        Without Mandatory Redemption Provisions                       210,000           210,000
                      Long-Term Debt                                                1,169,205         1,225,392
                                                                                   -----------       -----------
                                                                                    2,059,849         2,086,117

                    OTHER NONCURRENT LIABILITIES
                      Nuclear Fuel Lease Obligations                                   88,469           102,891
                      Other                                                            78,762            82,757
                                                                                   -----------       -----------
                                                                                      167,231           185,648
                    CURRENT LIABILITIES
                      Current Portion of Long-Term Debt and Preferred Stock            82,870            56,859
                      Current Portion of Lease Obligations                             32,849            48,880
                      Accounts Payable                                                 55,852            63,384
                      Accounts Payable to Affiliates                                   29,705            26,608
                      Accrued Taxes                                                    25,883            89,574
                      Accrued Interest                                                 28,443            27,022
                      Other                                                            14,687            16,948
                                                                                   -----------       -----------
                                                                                      270,289           329,275
                    DEFERRED CREDITS
                      Unamortized Investment Tax Credits                               88,504            93,997
                      Accumulated Deferred Federal Income Taxes                       520,798           471,471
                      Unamortized Gain from Bruce Mansfield Plant Sale                200,588           208,085
                      Accumulated Deferred Rents for Bruce Mansfield Plant
                        and Beaver Valley Unit 2                                       55,412            50,357
                      Other                                                            90,708            84,904
                                                                                   -----------       -----------
                                                                                      956,010           908,814
                    COMMITMENTS AND CONTINGENCIES (Note 8)
                                                                                   -----------       -----------
                                                                                 $  3,453,379      $  3,509,854
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

                          THE TOLEDO EDISON COMPANY
                                  CASH FLOWS
                                 (Unaudited)
                                 (Thousands)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                              --------------------
                                                                                                1994        1993
                                                                                              --------    --------
               CASH FLOWS FROM OPERATING ACTIVITIES
                 Net Income                                                                    $67,180     $33,437
                                                                                               -------     -------
                 Adjustments to Reconcile Net Income
                 to Cash from Operating Activities:
                   Depreciation and Amortization                                                62,271      57,490
                   Deferred Federal Income Taxes                                                42,521       1,726
                   Unbilled Revenues                                                             8,000       2,000
                   Deferred Fuel                                                                 4,139      (3,096)
                   Deferred Carrying Charges                                                   (10,945)    (18,411)
                   Leased Nuclear Fuel Amortization                                             32,805      29,031
                   Deferred Operating Expenses, Net                                            (16,341)    (62,949)
                   Allowance for Equity Funds Used During Construction                            (853)       (783)
                   Noncash Early Retirement Program Expenses, Net                                   --      94,902
                   Changes in Amounts Due from Customers and Others, Net                        (6,337)    (13,562)
                   Changes in Inventories                                                       (4,589)     11,174
                   Changes in Accounts Payable                                                  (7,532)     13,663
                   Changes in Working Capital Affecting Operations                             (26,057)      3,163
                   Other Noncash Items                                                          10,701      11,258
                                                                                                ------      ------
                     Total Adjustments                                                          87,783     125,606
                                                                                                ------      ------
                     Net Cash from Operating Activities                                        154,963     159,043

               CASH FLOWS FROM FINANCING ACTIVITIES
                 Bank Loans, Commercial Paper and Other Short-Term Debt                             --     (39,502)
                 Debt Issues:
                   First Mortgage Bonds                                                             --      20,200
                   Secured Medium-Term Notes                                                        --      93,000
                 Maturities, Redemptions and Sinking Funds                                     (51,933)    (72,881)
                 Nuclear Fuel Lease Obligations                                                (42,040)    (32,365)
                 Dividends Paid                                                                (15,596)    (17,577)
                 Premiums, Discounts and Expenses                                                 (212)       (882)
                                                                                               -------      ------
                     Net Cash from Financing Activities                                       (109,781)    (50,007)

               CASH FLOWS FROM INVESTING ACTIVITIES
                 Cash Applied to Construction                                                  (24,794)    (27,794)
                 Interest Capitalized as Allowance for Borrowed Funds Used
                   During Construction                                                            (332)       (501)
                 Loans to Affiliates                                                           (19,200)         --
                 Other Cash Applied                                                             (5,545)     (1,431)
                                                                                                ------      ------
                     Net Cash from Investing Activities                                        (49,871)    (29,726)
                                                                                                ------      ------
               NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                (4,689)     79,310
               CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                       82,042      15,731
                                                                                               -------     -------
               CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                            $77,353     $95,041
                                                                                               =======     =======

               Other Payment Information:
                 Interest (net of amounts capitalized)                                         $69,000     $66,000
                 Federal Income Taxes                                                            5,700       4,800

               The accompanying notes to financial statements as they relate to Toledo Edison are an integral part of this statement.


                          THE TOLEDO EDISON COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1993 Form 10-K, in the First Quarter 1994 Form 10-Q and in the Second Quarter 1994 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1994, Toledo Edison redeemed various securities as discussed in Note 5.

On August 26, 1994, Moody's Investors Service, Inc. (Moody's) downgraded the credit ratings of certain securities of Toledo Edison. Toledo Edison's preferred stock was downgraded from "b1" to "b2" and Toledo Edison's debentures were downgraded from "Ba3" to "B1". Moody's noted that Toledo Edison's recently amended bank facilities provide the participating banks with second mortgages on Toledo Edison's assets, thereby creating a new level of priority above the classes of securities that Moody's downgraded. (For further information on this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources and Liquidity" and Note 7 in the Second Quarter 1994 Form 10-Q.)

Since Toledo Edison was unable to issue commercial paper because of its below investment grade commercial paper ratings, Toledo Edison requested that Standard & Poor's Rating Group (S&P) withdraw its rating on Toledo Edison's commercial paper. Accordingly, S&P no longer provides any rating with respect to commercial paper of Toledo Edison.

In October 1994, Toledo Edison issued $30.5 million of first mortgage bonds as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used to refund $30.5 million of the authority's tax-exempt bonds that were issued in 1988 and had been continuously remarketed on a floating rate basis. The new bonds mature on October 1, 2023 and have an 8% fixed interest rate. They are not redeemable prior to October 1, 2004.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. Under its mortgage, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds only if the applicable interest coverage test is met. At September 30, 1994, Toledo Edison would have been permitted to issue approximately $348 million of additional first mortgage bonds after giving effect to the October 1994 first mortgage bond issuance and redemption discussed above.

Results of Operations

Factors contributing to the 4.7% and 0.5% decreases in 1994 operating revenues from 1993 for the third quarter and nine months, respectively, are shown as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Factors                           Months       Months
                                                      (millions)

     Sales Volume and Mix                        $ (5.3)      $  7.2
     Wholesale Revenues                            (3.9)        (4.7)
     Fuel Cost Recovery Revenues                   (2.2)        (3.5)
     Miscellaneous Revenues                         0.3         (2.2)

     Total                                       $(11.1)      $ (3.2)

Percentage changes between 1994 and 1993 billed electric kilowatt-hour sales are summarized as follows:

                                                 Changes for Period
                                               Ended September 30, 1994
                                                 Three         Nine
               Customer Categories               Months       Months

               Residential                        (4.1)%        2.0%
               Commercial                         (2.8)         2.3
               Industrial                          9.4          9.0
               Other                              (8.3)         5.8
               Total                              (0.3)         5.6


Third quarter 1994 total kilowatt-hour sales decreased slightly because of lower residential and commercial sales and lower wholesale sales (included in the "Other" category). Residential and commercial sales were negatively affected by the cooler summer weather as compared with the 1993 period. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group.

Total kilowatt-hour sales increased for the nine-month period in 1994 as a result of increased wholesale sales, increased economic activity and weather-related demand. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales increased as a result of weather conditions.

For the 1994 nine-month period, retail operating revenues were 34.9% residential, 27.8% commercial and 37.3% industrial and retail kilowatt-hour sales were 26.8% residential, 22% commercial and 51.2% industrial. The average price per kilowatt-hour for residential, commercial and industrial customers was $.11, $.11 and $.06, respectively. The changes from the comparable 1993 period were not significant.

The decreases in 1994 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1994 to calculate these revenues compared to those used in 1993. The decreases in the weighted averages of the fuel cost recovery factors for 1994 were about 6% and 3% for the third quarter and nine months, respectively.

Nine-month miscellaneous revenues in 1994 decreased from the 1993 amounts because of lower overhead expense billings in 1994 to Cleveland Electric for the jointly owned Davis-Besse Nuclear Power Station.

Third quarter operating expenses in 1994 decreased 21.4% from the 1993 amount. Other operation and maintenance expenses in the 1993 third quarter included $95.5 million of one-time VTP benefit expenses as discussed in Note 7. Other operation and maintenance expenses also decreased because of expense reductions resulting from cost reduction measures, including the major work force reduction in 1993. Fuel and purchased power expenses decreased because of lower fuel expense resulting from less generation. Depreciation and amortization expenses increased because of higher nuclear plant decommissioning expense accruals in 1994 as discussed in Note 6. A decrease in deferred operating expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 third quarter Rate Stabilization Program deferrals included $41.3 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

Third quarter credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the rate phase-in plan for the investments in Perry Nuclear Power Plant Unit 1 and Beaver Valley Power Station Unit 2 under a 1989 rate agreement. The third quarter federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to nonoperating activities exceeded the decrease related to the lower carrying charge credits.

Third quarter earnings available for common stock in 1994 increased $34 million from the 1993 loss of $10 million. The 1993 quarterly earnings were reduced by a one-time, after-tax VTP charge of approximately $35 million.

Nine-month operating expenses in 1994 decreased 7.9% from the 1993 amount. Other operation and maintenance expenses decreased primarily because the 1993 nine-month period expenses included $100.6 million of one-time VTP benefit expenses as discussed in Note 7. Also, cost reduction measures helped lower operation and maintenance expenses in 1994 despite increased maintenance expense related to a generating plant outage in 1994. Depreciation and amortization expenses increased primarily because of the aforementioned higher nuclear plant decommissioning expense accruals. A decrease in deferred operating expenses resulted primarily from lower Rate Stabilization Program deferrals in the 1994 period. The 1993 nine-month Rate Stabilization Program deferrals included $41.6 million of SFAS 106 curtailment cost deferrals related to the VTP. Federal income taxes increased as a result of higher pretax operating income.

The nine-month credits for carrying charges in 1994 decreased from the 1993 amount primarily because of the cessation at the end of 1993 of accruals related to the phase-in plan. The nine-month federal income tax provision for nonoperating income in 1994 increased from the 1993 amount because the expense increase resulting from a lower tax allocation of interest charges to non-operating activities exceeded the decrease related to the lower carrying charge credits.

Nine-month preferred dividend requirements in 1994 decreased from the 1993 amount because of the retirement of preferred stock.

Nine-month earnings available for common stock in 1994 increased $36 million from the 1993 amount of $16 million. The 1993 nine-month earnings available for common stock were reduced by a one-time, after-tax VTP charge of approximately $38 million.

PART II.  OTHER INFORMATION


Item 5.     Other Information
            -----------------
1.    Management Changes
      ------------------
      For background relating to this topic, see "Item 10. Directors and Executive Officers of the Registrants" in the 1993 Form 10-K.

      On October 25, 1994, the respective Boards of Directors of Centerior Energy, Cleveland Electric, Toledo Edison and Centerior Service Company ("Service Company") each elected the following officers effective November 1, 1994:

      Officer                       Title
      -------                       -----
      E. Lyle Pepin                 Controller
      David M. Blank                Treasurer
      Janis T. Percio               Secretary

      Mr. Blank's business experience over the past five years included various positions with the Service Company. He was Director--Rates Administration and Economic Analysis from May 1986 to May 1990; Director--Rates and Corporate Planning from May 1990 to October 1993; and Director--Strategic Planning since October 1993. He will continue in the latter position in conjunction with his office of Treasurer.

      Mrs. Percio's business experience over the past five years included positions as Assistant Secretary of Cleveland Electric from October 1982 to November 1994 and Assistant Secretary of Centerior Energy, Toledo Edison and the Service Company from April 1986 to November 1994.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
a.    Exhibits
      --------
      See Exhibit Index following.

b.    Reports on Form 8-K
      -------------------
      During the quarter ended September 30, 1994, Centerior Energy, Cleveland Electric and Toledo Edison each filed the following Current Report on Form 8-K:

      A Form 8-K dated August 26, 1994 was filed on September 15, 1994 to report, under "Item 5. Other Events", on the following: 1. Ratings Downgrade (Moody's Investors Service, Inc. lowered its ratings on the Operating Companies' preferred stock and on Toledo Edison's debentures);
      2. Retail Wheeling (the status of a bill introduced in the Ohio General Assembly in February 1994 concerning retail wheeling); 3. Garfield Heights (Cleveland Electric filed a complaint and appeal with The Public Utilities Commission of Ohio concerning Garfield Heights' March 1994 ordinance for a 30% reduction in Cleveland Electric's rates; city council removed from the November 1994 ballot an issue for the creation of a public utilities department in the City); and 4. Replacement of Trustee for Cleveland Electric Mortgage (The Chase Manhattan Bank (National Association) was appointed successor Trustee, Paying Agent and Transfer Agent under the Cleveland Electric senior mortgage, replacing Morgan Guaranty Trust Company of New York).

    Also, the Form 8-K filed, under "Item 7. Financial Statements and Exhibits", as Exhibit 4(a), an Open-End Subordinate Indenture of Mortgage between Cleveland Electric and Bank One, Columbus, N.A., as Trustee, dated as of June 1, 1994 and, as Exhibit 4(b), an Open-End Subordinate Indenture of Mortgage between Toledo Edison and Bank One, Columbus, N.A., as Trustee, dated as of June 1, 1994.





















































- - 30 -

                                 Signatures
                                 ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The person signing this report on behalf of each such registrant is also signing in his capacity as each registrant's Chief Accounting Officer.



                                    CENTERIOR ENERGY CORPORATION
                                    ----------------------------
                                            (Registrant)


                                    THE CLEVELAND ELECTRIC
                                    ----------------------
                                       ILLUMINATING COMPANY
                                       --------------------
                                           (Registrant)


                                    THE TOLEDO EDISON COMPANY
                                    -------------------------
                                           (Registrant)






                               By:  E. LYLE PEPIN
                                    -----------------------------------
                                    E. Lyle Pepin, Controller and Chief
                                    Accounting Officer of each Registrant




Date:  November 10, 1994

                                EXHIBIT INDEX
                                -------------


The following exhibits are filed or, in the case of Financial Data Schedules, submitted herewith:


                           CENTERIOR ENERGY EXHIBIT
                           ------------------------

Exhibit Number                Description
- --------------                -----------
27(a)                         Financial Data Schedule for the period
                              ended September 30, 1994.


                         CLEVELAND ELECTRIC EXHIBITS
                         ---------------------------

Exhibit Number                Description
- --------------                -----------
4(a)                          Sixty-Eighth Supplemental Indenture dated
                              September 15, 1994 to Cleveland Electric's
                              Mortgage and Deed of Trust, creating and securing First Mortgage Bonds, 8% Series due 2023-F (including therein the form of the Bonds of such Series).

27(b)                         Financial Data Schedule for the period ended
                              September 30, 1994.


                            TOLEDO EDISON EXHIBITS
                            ----------------------

Exhibit Number                Description
- --------------                -----------
4(b)                          Forty-first Supplemental Indenture dated as
                              of September 15, 1994 to Toledo Edison's
                              Indenture of Mortgage and Deed of Trust, creating and securing First Mortgage Bonds, 8% Series due 2023-G (including therein the form of the Bonds of such Series).

27(c)                         Financial Data Schedule for the period ended
                              September 30, 1994.