Form 10-Q
period 1995-03-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1995-05-15
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 1995

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

Yes   X       No


      On May 8, 1995, there were 148,031,503 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

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

                              TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

        Centerior Energy Corporation and Subsidiaries
        The Cleveland Electric Illuminating Company
        The Toledo Edison Company

        Notes to the Financial Statements (Unaudited)                     1

        Centerior Energy Corporation and Subsidiaries

             Income Statement                                             4
             Balance Sheet                                                5
             Cash Flows                                                   6
             Management's Discussion and Analysis of Financial            7
               Condition and Results of Operations


        The Cleveland Electric Illuminating Company

             Income Statement                                             10
             Balance Sheet                                                11
             Cash Flows                                                   12
             Management's Discussion and Analysis of Financial            13
               Condition and Results of Operations


        The Toledo Edison Company

             Income Statement                                             16
             Balance Sheet                                                17
             Cash Flows                                                   18
             Management's Discussion and Analysis of Financial            19
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security-Holders    22
          Item 5.  Other Information                                      24
          Item 6.  Exhibits and Reports on Form 8-K                       24


Signatures                                                                25

                                  -i-

                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                        AND THE TOLEDO EDISON COMPANY
                NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


(1)  Interim Financial Statements

Centerior Energy Corporation (Centerior Energy) is the parent company of Centerior Service Company (Service Company); two electric utilities, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison); and four other wholly owned subsidiaries. The two utilities are referred to collectively herein as the "Operating Companies". Centerior Energy, Cleveland Electric and Toledo Edison are referred to collectively herein as the "Companies".

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair statement of financial position at March 31, 1995 and results of operations for the three months ended March 31, 1995 and 1994 have been included. All such adjustments were normal recurring adjustments.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At March 31, 1995, Cleveland Electric and Toledo Edison had $177.6 million and $119.1 million, respectively, of appropriated retained earnings for the payment of dividends.

However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.


(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the three months ended March 31, 1995 and 1994 were as follows:

                                             1995        1994

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20

Common stock cash dividends declared by Cleveland Electric during the three months ended March 31, 1995 and 1994 were as follows:

                                             1995        1994
                                                (millions)

            Paid in February                 $  -        $18.6

Toledo Edison did not declare any common stock dividends during the three months ended March 31, 1995 and 1994.

(4)  Financing Activity

During the three months ended March 31, 1995, one of Centerior Energy's nonutility subsidiaries repaid $0.7 million of long-term debt. In addition, the Operating Companies retired debt and preferred stock as follows:

                              Cleveland Electric

Mandatory redemptions consisted of $11.1 million of Serial Preferred Stock, $9.125 Series N, and $0.8 million of bank loans.

                                Toledo Edison

Mandatory redemptions consisted of $4 million of unsecured notes, bank loans and other long-term debt.

(5)  Regulatory Matters

The Operating Companies are subject to the provisions of Statement of Financial Accounting Standards (SFAS) 71, which governs the accounting for the effects of certain types of regulation. Under SFAS 71, regulatory assets are recorded which represent probable future revenues associated with certain deferred costs to be recovered from customers through the ratemaking process.

Total regulatory assets at March 31, 1995 approximated $2.2 billion, $1.3 billion and $0.9 billion for Centerior Energy, Cleveland Electric and Toledo Edison, respectively.

In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121, which is effective for 1996, imposes stricter criteria for regulatory assets than SFAS 71 by requiring that such assets be probable of future recovery at each balance sheet date. Adoption of SFAS 121 is not expected to have an impact on the Companies' financial position or results of operations based on the Operating Companies' current and requested regulatory agreements.

On April 17, 1995, the Operating Companies each filed a request with The Public Utilities Commission of Ohio (PUCO) for a rate increase to be effective in 1996. Cleveland Electric's requested increase is $82.8 million in annual revenues and Toledo Edison's requested increase is $34.8 million. The requested rates would result in an average increase of 4.9% in Cleveland Electric's existing rates and an average increase of 4.7% in Toledo Edison's existing rates.

The Operating Companies plan to freeze rates until at least 2002 if their rate requests are approved, although they are not precluded from requesting additional rate increases. This plan is premised on the Operating Companies obtaining full recovery of all costs including an acceptable rate of return on equity in order to continue to apply SFAS 71 for financial reporting purposes.

The Operating Companies plan to avoid the need for further rate increases through additional cost reductions, an enhanced marketing plan designed to increase retail revenues and other efforts. The Operating Companies will periodically assess their continued compliance with SFAS 71 criteria and the appropriateness of continuing to record additional deferrals pursuant to the Rate Stabilization Program which was approved by the PUCO for the Operating Companies in 1992. They will modify their intended course of action as necessary to maintain compliance.

The rate increases are necessary to recover capital investment and increases in costs incurred since the Operating Companies' last rate cases, which were decided in January 1989, and to recover certain costs deferred since 1992.
The amounts of the requested rate increases are lower than the authorized limits set forth in the Rate Stabilization Program. The additional cash resulting from the rate increases will strengthen the Companies' financial and competitive position.

(6)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1994 Form 10-K and "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q. Also, for Centerior Energy and Cleveland Electric, see "Outlook--Competition--Cleveland Public Power" in their respective "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report on Form 10-Q.

At their annual meeting on April 25, 1995, Centerior Energy common stock share owners approved the Equity Compensation Plan adopted in 1994. As discussed in Centerior Energy's Note 11(a) in its Notes to the Financial Statements for 1994 in the 1994 Form 10-K, the option and common stock grants for 1994 were conditioned upon this approval.

The Companies continue to seek the necessary approvals to complete the merger of Toledo Edison into Cleveland Electric. The Pennsylvania Public Utility Commission and the PUCO approved the merger in July 1994 and December 1994, respectively. On May 9, 1995, the Operating Companies filed the additional information which the Federal Energy Regulatory Commission (FERC) had requested in connection with the Operating Companies' joint application for approval of the merger, with the exception of an open-access transmission tariff which the Operating Companies intend to file later in May 1995. The Operating Companies do not expect the Nuclear Regulatory Commission (NRC) to take action on their request for authorization to transfer certain NRC licenses to the merged entity until approvals have been obtained from the FERC and the preferred stock share owners. The Operating Companies are seeking preferred stock share owner approval at meetings to be held June 14, 1995.
The merger is expected to be effective in late 1995.














                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                        INCOME STATEMENT
                                           (Unaudited)
                             (Thousands, Except Per Share Amounts)


                                                                     Three Months Ended
                                                                          March 31,
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
OPERATING REVENUES                                                $ 587,581    $ 587,567


OPERATING EXPENSES
  Fuel and Purchased Power                                          119,369      115,353
  Other Operation and Maintenance                                   140,604      147,051
  Generation Facilities Rental Expense, Net                          39,852       39,767
  Depreciation and Amortization                                      69,448       68,314
  Taxes, Other Than Federal Income Taxes                             81,956       83,008
  Deferred Operating Expenses, Net                                  (16,064)     (14,851)
  Federal Income Taxes                                               22,678       20,282
                                                                    --------     --------
    Total Operating Expenses                                        457,843      458,924
                                                                    --------     --------
OPERATING INCOME                                                    129,738      128,643

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                 1,375          842
  Other Income and Deductions, Net                                    2,302        2,555
  Deferred Carrying Charges                                          11,572        9,917
  Federal Income Taxes - Credit (Expense)                            (1,800)      (1,263)
                                                                    --------     --------
    Total Nonoperating Income                                        13,449       12,051
                                                                    --------     --------
INCOME BEFORE INTEREST CHARGES                                      143,187      140,694

INTEREST CHARGES
  Long-term Debt                                                     87,078       88,347
  Short-term Debt                                                     2,982        1,466
  Allowance for Borrowed Funds Used During Construction                (690)        (782)
                                                                    --------     --------
    Net Interest Charges                                             89,370       89,031
                                                                    --------     --------

INCOME AFTER INTEREST CHARGES                                        53,817       51,663

  Preferred Dividend Requirements of Subsidiaries                    15,740       16,660
                                                                    --------     --------
NET INCOME                                                        $  38,077    $  35,003
                                                                    ========     ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          148,032      147,446
                                                                    ========     ========
EARNINGS PER COMMON SHARE                                         $     .26    $     .24
                                                                    ========     ========




The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

                         CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                         BALANCE SHEET
                                          (Thousands)

                                                                 March 31,        December 31,
                                                                   1995              1994
                                                                (Unaudited)
                                                                -----------       -----------
          ASSETS

 PROPERTY, PLANT AND EQUIPMENT
   Utility Plant In Service                                   $  9,628,257      $  9,769,996
   Accumulated Depreciation and Amortization                    (2,848,012)       (2,906,106)
                                                                -----------       -----------
                                                                 6,780,245         6,863,890
   Construction Work In Progress                                   138,572           129,495
                                                                -----------       -----------
                                                                 6,918,817         6,993,385
   Nuclear Fuel, Net of Amortization                               272,085           293,222
   Other Property, Less Accumulated Depreciation                   104,788            50,018
                                                                -----------       -----------
                                                                 7,295,690         7,336,625

 CURRENT ASSETS
   Cash and Temporary Cash Investments                             147,035           186,399
   Amounts Due from Customers and Others, Net                      213,871           211,178
   Unbilled Revenues                                                81,344            93,344
   Materials and Supplies, at Average Cost                         142,578           139,293
   Fossil Fuel Inventory, at Average Cost                           32,535            28,684
   Taxes Applicable to Succeeding Years                            216,093           251,877
   Other                                                            13,453            14,822
                                                                -----------       -----------
                                                                   846,909           925,597
 DEFERRED CHARGES AND OTHER ASSETS
   Amounts Due from Customers for Future Federal Income Taxes    1,049,364         1,046,317
   Unamortized Loss from Beaver Valley Unit 2 Sale                  99,575           100,698
   Unamortized Loss on Reacquired Debt                              84,057            85,921
   Carrying Charges and Operating Expenses                         984,649           957,053
   Nuclear Plant Decommissioning Trusts                             86,386            81,967
   Other                                                           146,292           157,278
                                                                -----------       -----------
                                                                 2,450,323         2,429,234
                                                                -----------       -----------
                                                              $ 10,592,922      $ 10,691,456
                                                                ===========       ===========

          CAPITALIZATION AND LIABILITIES

 CAPITALIZATION
   Common Stock Equity                                        $  1,860,642      $  1,881,930
   Preferred Stock
     With Mandatory Redemption Provisions                          237,809           252,656
     Without Mandatory Redemption Provisions                       450,871           450,871
   Long-Term Debt                                                3,667,559         3,697,082
                                                                -----------       -----------
                                                                 6,216,881         6,282,539

 CURRENT LIABILITIES
   Current Portion of Long-Term Debt and Preferred Stock           401,572           373,451
   Current Portion of Lease Obligations                             97,841            83,099
   Accounts Payable                                                120,520           143,919
   Accrued Taxes                                                   286,793           384,114
   Accrued Interest                                                100,796            89,556
   Dividends Declared                                               43,005            15,376
   Other                                                            62,508            59,964
                                                                -----------       -----------
                                                                 1,113,035         1,149,479
 DEFERRED CREDITS AND OTHER LIABILITIES
   Unamortized Investment Tax Credits                              274,208           278,824
   Accumulated Deferred Federal Income Taxes                     1,796,862         1,778,429
   Unamortized Gain from Bruce Mansfield Plant Sale                518,457           525,020
   Accumulated Deferred Rents for Bruce Mansfield Plant
     and Beaver Valley Unit 2                                      143,131           138,619
   Nuclear Fuel Lease Obligations                                  203,144           219,465
   Retirement Benefits                                             177,492           176,221
   Other                                                           149,712           142,860
                                                                -----------       -----------
                                                                 3,263,006         3,259,438
 COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                -----------       -----------
                                                              $ 10,592,922      $ 10,691,456
                                                                ===========       ===========

 The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


                                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                     CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                    1995        1994
                                                                                                  --------    --------

            CASH FLOWS FROM OPERATING ACTIVITIES

              Net Income                                                                           $38,077     $35,003
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       69,448      68,314
                Deferred Federal Income Taxes                                                       15,793      12,980
                Unbilled Revenues                                                                   12,000      14,000
                Deferred Fuel                                                                       10,913      (3,265)
                Deferred Carrying Charges                                                          (11,572)     (9,917)
                Leased Nuclear Fuel Amortization                                                    30,600      28,954
                Deferred Operating Expenses, Net                                                   (16,064)    (14,851)
                Allowance for Equity Funds Used During Construction                                 (1,375)       (842)
                Changes in Amounts Due from Customers and Others, Net                               (2,693)    (24,086)
                Changes in Inventories                                                              (7,136)      1,810
                Changes in Accounts Payable                                                        (23,399)    (28,798)
                Changes in Working Capital Affecting Operations                                    (46,384)    (23,176)
                Other Noncash Items                                                                 10,270       6,348
                                                                                                  --------    --------
                  Total Adjustments                                                                 40,401      27,471
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                                78,478      62,474

            CASH FLOWS FROM FINANCING ACTIVITIES
              Common Stock Issues                                                                       --       9,988
              Maturities, Redemptions and Sinking Funds                                            (16,506)    (19,322)
              Nuclear Fuel Lease Obligations                                                       (11,043)    (20,122)
              Common Stock Dividends Paid                                                          (29,606)    (29,432)
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (57,155)    (58,888)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (35,173)    (37,843)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                   (690)       (782)
              Contributions to Nuclear Plant Decommissioning Trusts                                 (5,897)     (2,298)
              Other Cash Applied                                                                   (18,927)     (4,458)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (60,687)    (45,381)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                      (39,364)    (41,795)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                             186,399     225,253
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                  $147,035    $183,458
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                                $63,000     $64,000
              Federal Income Taxes                                                                  27,600          --

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K. The information under "Capital Resources and Liquidity" remains un-changed with the following exceptions:

During the first quarter of 1995, the Operating Companies redeemed various securities as discussed in Note 4.

In April 1995, Cleveland Electric redeemed $4.3 million principal amount of First Mortgage Bonds, 13-3/4% Series due 2005-A (13-3/4% Bonds), under mandatory redemption provisions. At the same time, Cleveland Electric also optionally redeemed an additional $4.3 million principal amount of the 13-3/4% Bonds at face value and the remaining $26 million principal amount of the 13-3/4% Bonds at 104.58% of face value.

In May 1995, Cleveland Electric plans to issue $300 million principal amount of First Mortgage Bonds, 9-1/2% Series due 2005-B. Part of the proceeds will be used to reimburse Cleveland Electric for cash expended in the optional redemption of $26 million principal amount of the 13-3/4% Bonds discussed above. The remaining proceeds will help fund the payment of required sinking fund obligations and maturing securities in 1995 and will also be used for general corporate purposes.

Also, in May 1995, Cleveland Electric and Toledo Edison plan to issue $53.9 million and $45 million, respectively, of first mortgage bonds with a 7-5/8% fixed interest rate as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used on June 15, 1995 to refund equal principal amounts of the authority's tax-exempt bonds that were issued in 1984. Concurrently with the refunding of the authority's bonds, Cleveland Electric's first mortgage bonds and Toledo Edison's pollution control notes securing the authority's respective issues will be redeemed. Cleveland Electric's and Toledo Edison's new bonds will mature on May 1, 2025 and May 1, 2020, respectively.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1995, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $329 million and $527 million of additional first mortgage bonds, respectively, after giving effect to the corresponding first mortgage bond issuances and redemptions through June 15, 1995 discussed above and, for Cleveland Electric, the additional mandatory redemptions of $107 million aggregate principal amount of secured medium-term notes during this same period.


Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At March 31, 1995, Toledo Edison would have been permitted to issue approximately $60 million of additional preferred stock at an assumed dividend rate of 10.5%.

In mid-1995, certain letters of credit now in effect in connection with the sale and leaseback of Beaver Valley Power Station Unit 2 will expire. The Operating Companies are required to procure replacement letters of credit in an aggregate amount of approximately $226 million. The letters of credit now in effect are secured by the Operating Companies' subordinate mortgages. The Operating Companies are planning to secure the replacement letters of credit by a combination of first mortagage bonds of Cleveland Electric and Toledo Edison, with the subordinate mortgage interests being released. The Companies also plan to secure an existing $205 million revolving credit facility with a combination of first mortgage bonds of Cleveland Electric and Toledo Edison.

Results of Operations

First quarter 1995 operating revenues were virtually the same as for the 1994 first quarter because of the following factors:

                                                         Changes from
                                                      First Quarter 1994
               Factors                                Operating Revenues
                                                          (millions)

     Fuel Cost Recovery Revenues                            $ 6.6
     Wholesale Revenues                                       3.5
     Kilowatt-hour Sales Volume and Mix                      (5.5)
     Miscellaneous Revenues                                  (4.6)

     Total                                                  $ -

The increase in first quarter 1995 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the first quarter of 1995 increased about 17% for Cleveland Electric and decreased about 12% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the first quarter of 1994.

Percentage changes between 1995 and 1994 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories                    % Change

               Residential                              (7.4)%
               Commercial                               (0.3)
               Industrial                                1.6
               Other                                    33.7
               Total                                     1.5


First quarter 1995 total kilowatt-hour sales increased because of a 60% increase in wholesale sales (included in the "Other" category). An increase in industrial sales was completely offset by lower residential and commercial sales. Industrial sales increased on the strength of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Residential and commercial sales were negatively affected by the milder winter weather as compared with the 1994 period.

First quarter 1995 miscellaneous revenues decreased primarily because the first quarter 1994 amount included the billings to the other utility owners and lessees for overhead expenses related to the refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 during that period.

First quarter operating expenses in 1995 decreased 0.2% from the 1994 amount. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to more amortization of previously deferred fuel costs than the amount amortized in 1994. Cost control measures resulted in lower other operation and maintenance expenses. An increase in deferred operating expenses resulted primarily from increased deferrals for depreciation and postretirement benefits other than pensions in the 1995 period pursuant to the Rate Stabilization Program. Federal income taxes increased as a result of higher pretax operating income.

First quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. The federal income tax provision for nonoperating income increased accordingly.

Lower first quarter 1995 interest charges for long-term debt partially offset higher interest charges for short-term debt.

Outlook--Competition--Cleveland Public Power

In March 1995, one of Cleveland Electric's large commercial customers, comprising medical and educational institutions, signed a five-year contract for electric service with Cleveland Public Power (CPP) beginning in September 1996 when that customer's contract with Cleveland Electric terminates. The loss of this customer would reduce Centerior Energy's annual net income by about $5 million based on 1994 sales. On May 3, 1995, Cleveland Electric filed a complaint with the PUCO against this customer and American Electric Power Company (AEP) alleging, among other things, that the purchase of power from CPP by this customer is in reality a direct purchase from AEP and, thus, a sham transaction in violation of Ohio's certified territory statute. Some member institutions of this customer have indicated a desire to continue to be served by Cleveland Electric. Cleveland Electric is hopeful that other members will come to the same conclusion.



                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                        INCOME STATEMENT
                                           (Unaudited)
                                           (Thousands)

                                                                     Three Months Ended
                                                                           March 31,
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
OPERATING REVENUES                                                $ 410,383    $ 407,855


OPERATING EXPENSES
  Fuel and Purchased Power (1)                                      106,062       99,939
  Other Operation and Maintenance                                    94,654       98,160
  Generation Facilities Rental Expense, Net                          13,892       13,892
  Depreciation and Amortization                                      48,604       47,992
  Taxes, Other Than Federal Income Taxes                             57,688       59,085
  Deferred Operating Expenses, Net                                  (10,893)      (9,719)
  Federal Income Taxes                                               15,075       12,994
                                                                    --------     --------
    Total Operating Expenses                                        325,082      322,343
                                                                    --------     --------
OPERATING INCOME                                                     85,301       85,512

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                 1,088          630
  Other Income and Deductions, Net                                      292        1,899
  Deferred Carrying Charges                                           7,648        6,237
  Federal Income Taxes - Credit (Expense)                              (495)      (1,056)
                                                                    --------     --------
    Total Nonoperating Income                                         8,533        7,710
                                                                    --------     --------
INCOME BEFORE INTEREST CHARGES                                       93,834       93,222

INTEREST CHARGES
  Long-term Debt                                                     59,968       60,433
  Short-term Debt                                                       651          626
  Allowance for Borrowed Funds Used During Construction                (413)        (744)
                                                                    --------     --------
    Net Interest Charges                                             60,206       60,315
                                                                    --------     --------
NET INCOME                                                           33,628       32,907

  Preferred Dividend Requirements                                    10,957       11,502
                                                                    --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  22,671    $  21,405
                                                                    ========     ========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                                $  23,396    $  29,669

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                         BALANCE SHEET
                                          (Thousands)

                                                                 March 31,        December 31,
                                                                   1995              1994
                                                                (Unaudited)
                                                                -----------       -----------
          ASSETS

 PROPERTY, PLANT AND EQUIPMENT
   Utility Plant In Service                                   $  6,768,851      $  6,870,651
   Accumulated Depreciation and Amortization                    (1,971,924)       (2,013,775)
                                                                -----------       -----------
                                                                 4,796,927         4,856,876
   Construction Work In Progress                                   109,977            99,376
                                                                -----------       -----------
                                                                 4,906,904         4,956,252
   Nuclear Fuel, Net of Amortization                               161,861           173,745
   Other Property, Less Accumulated Depreciation                    60,418            20,575
                                                                -----------       -----------
                                                                 5,129,183         5,150,572

 CURRENT ASSETS
   Cash and Temporary Cash Investments                               5,082            65,643
   Amounts Due from Customers and Others, Net                      146,554           146,412
   Amounts Due from Affiliates                                       3,861             5,002
   Unbilled Revenues                                                62,500            71,500
   Materials and Supplies, at Average Cost                          97,551            94,563
   Fossil Fuel Inventory, at Average Cost                           19,641            16,186
   Taxes Applicable to Succeeding Years                            153,754           179,716
   Other                                                             3,998             4,343
                                                                -----------       -----------
                                                                   492,941           583,365
 DEFERRED CHARGES AND OTHER ASSETS
   Amounts Due from Customers for Future Federal Income Taxes      643,792           641,249
   Unamortized Loss on Reacquired Debt                              57,069            57,827
   Carrying Charges and Operating Expenses                         596,821           578,302
   Nuclear Plant Decommissioning Trusts                             46,595            44,211
   Other                                                            89,367            95,114
                                                                -----------       -----------
                                                                 1,433,644         1,416,703
                                                                -----------       -----------
                                                              $  7,055,768      $  7,150,640
                                                                ===========       ===========

          CAPITALIZATION AND LIABILITIES

 CAPITALIZATION
   Common Stock Equity                                        $  1,091,666      $  1,058,190
   Preferred Stock
     With Mandatory Redemption Provisions                          231,124           245,971
     Without Mandatory Redemption Provisions                       240,871           240,871
   Long-Term Debt                                                2,542,310         2,543,036
                                                                -----------       -----------
                                                                 4,105,971         4,088,068

 CURRENT LIABILITIES
   Current Portion of Long-Term Debt and Preferred Stock           285,708           281,785
   Current Portion of Lease Obligations                             55,080            47,403
   Accounts Payable                                                 69,113            87,954
   Accounts and Notes Payable to Affiliates                         85,986           117,635
   Accrued Taxes                                                   229,860           309,724
   Accrued Interest                                                 71,757            62,210
   Dividends Declared                                                5,164            18,075
   Other                                                            35,371            33,028
                                                                -----------       -----------
                                                                   838,039           957,814
 DEFERRED CREDITS AND OTHER LIABILITIES
   Unamortized Investment Tax Credits                              189,365           192,151
   Accumulated Deferred Federal Income Taxes                     1,247,367         1,233,830
   Unamortized Gain from Bruce Mansfield Plant Sale                322,867           326,930
   Accumulated Deferred Rents for Bruce Mansfield Plant             85,052            84,454
   Nuclear Fuel Lease Obligations                                  123,134           132,180
   Retirement Benefits                                              61,647            59,471
   Other                                                            82,326            75,742
                                                                -----------       -----------
                                                                 2,111,758         2,104,758
 COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                -----------       -----------
                                                              $  7,055,768      $  7,150,640
                                                                ===========       ===========

 The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                                      CASH FLOWS
                                                      (Unaudited)
                                                      (Thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                    1995        1994
                                                                                                  --------    --------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $33,628     $32,907
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       48,604      47,992
                Deferred Federal Income Taxes                                                       11,168       5,885
                Unbilled Revenues                                                                    9,000      10,000
                Deferred Fuel                                                                       11,305      (5,616)
                Deferred Carrying Charges                                                           (7,648)     (6,237)
                Leased Nuclear Fuel Amortization                                                    17,303      16,053
                Deferred Operating Expenses, Net                                                   (10,893)     (9,719)
                Allowance for Equity Funds Used During Construction                                 (1,088)       (630)
                Changes in Amounts Due from Customers and Others, Net                                 (142)    (16,484)
                Changes in Inventories                                                              (6,443)      4,718
                Changes in Accounts Payable                                                        (18,841)    (27,882)
                Changes in Working Capital Affecting Operations                                    (47,375)    (22,380)
                Other Noncash Items                                                                  2,668         968
                                                                                                  --------    --------
                  Total Adjustments                                                                  7,618      (3,332)
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                                41,246      29,575

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                                          (24,800)         --
              Maturities, Redemptions and Sinking Funds                                            (11,877)    (16,138)
              Nuclear Fuel Lease Obligations                                                        (6,789)    (11,140)
              Dividends Paid                                                                       (12,911)    (30,328)
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (56,377)    (57,606)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (30,169)    (30,366)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                   (413)       (744)
              Contributions to Nuclear Plant Decommissioning Trusts                                 (3,204)     (1,217)
              Other Cash Applied                                                                   (11,644)     (2,412)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (45,430)    (34,739)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                      (60,561)    (62,770)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              65,643      77,374
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                    $5,082     $14,604
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                                $41,000     $43,000
              Federal Income Taxes                                                                  27,600          --

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1995, Cleveland Electric redeemed various securities as discussed in Note 4.

In April 1995, Cleveland Electric redeemed $4.3 million principal amount of First Mortgage Bonds, 13-3/4% Series due 2005-A (13-3/4% Bonds), under mandatory redemption provisions. At the same time, Cleveland Electric also optionally redeemed an additional $4.3 million principal amount of the 13-3/4% Bonds at face value and the remaining $26 million principal amount of the 13-3/4% Bonds at 104.58% of face value.

In May 1995, Cleveland Electric plans to issue $300 million principal amount of First Mortgage Bonds, 9-1/2% Series due 2005-B. Part of the proceeds will be used to reimburse Cleveland Electric for cash expended in the optional redemption of $26 million principal amount of the 13-3/4% Bonds discussed above. The remaining proceeds will help fund the payment of required sinking fund obligations and maturing securities in 1995 and will also be used for general corporate purposes.

Also, in May 1995, Cleveland Electric plans to issue $53.9 million of first mortgage bonds with a 7-5/8% fixed interest rate as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used on June 15, 1995 to refund $53.9 million of the authority's tax-exempt bonds that were issued in 1984. Concurrently with the refunding of the authority's bonds, Cleveland Electric's first mortgage bonds securing that issue will be redeemed. The new bonds will mature on May 1, 2025.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1995, Cleveland Electric would have been permitted to issue approximately $329 million of additional first mortgage bonds after giving effect to the first mortgage bond issuances and redemptions through June 15, 1995 discussed above and the additional mandatory redemptions of $107 million aggregate principal amount of secured medium-term notes during this same period.

In mid-1995, certain letters of credit now in effect in connection with the sale and leaseback of Beaver Valley Power Station Unit 2 will expire. The Operating Companies are required to procure replacement letters of credit in an aggregate amount of approximately $226 million. The letters of credit now in effect are secured by the Operating Companies' subordinate mortgages. The Operating Companies are planning to secure the replacement letters of credit by a combination of first mortagage bonds of Cleveland Electric and Toledo Edison, with the subordinate mortgage interests being released. The Companies also plan to secure an existing $205 million revolving credit facility with a combination of first mortgage bonds of Cleveland Electric and Toledo Edison.

Results of Operations

Factors contributing to the 0.6% increase in 1995 first quarter operating revenues are shown as follows:

                                                         Changes from
                                                      First Quarter 1994
               Factors                                Operating Revenues
                                                          (millions)

     Fuel Cost Recovery Revenues                            $10.4
     Wholesale Revenues                                       3.7
     Kilowatt-hour Sales Volume and Mix                      (5.6)
     Miscellaneous Revenues                                  (6.0)

     Total                                                  $ 2.5

The increase in fuel cost recovery revenues included in customer bills resulted from a 17% increase in the weighted average of the fuel cost recovery factors used in the first quarter of 1995 to calculate these revenues compared to the 1994 first quarter average.

Percentage changes between 1995 and 1994 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories                    % Change

               Residential                              (8.2)%
               Commercial                                0.2
               Industrial                               (0.3)
               Other                                    62.1
               Total                                     1.7

First quarter 1995 total kilowatt-hour sales increased because a 113% increase in wholesale sales (included in the "Other" category) completely offset the decreases in residential and industrial sales. Residential sales were negatively affected by the milder winter weather as compared with the 1994 period. However, commercial sales increased slightly. Industrial sales decreased slightly as lower sales to one large steel industry customer were almost entirely offset by increased sales to the broad-based, smaller industrial customer group. Wholesale sales in the 1994 first quarter were suppressed by soft market conditions and limited power availability for bulk power transactions because of generating plant outages.


First quarter 1995 miscellaneous revenues decreased primarily because the first quarter 1994 amount included the billings to the other utility owners and lessees for overhead expenses related to the refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 during that period.

First quarter operating expenses in 1995 increased 0.8% from the 1994 amount. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to more amortization of previously deferred fuel costs than the amount amortized in 1994. Cost control measures resulted in lower other operation and maintenance expenses. An increase in deferred operating expenses resulted primarily from increased deferrals for depreciation and postretirement benefits other than pensions in the 1995 period pursuant to the Rate Stabilization Program. Federal income taxes increased as a result of higher pretax operating income.

First quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. This increase partially offset a decrease in investment and other income (included in "Other Income and Deductions, Net"). However, the first quarter federal income tax provision for nonoperating income in 1995 decreased from the 1994 amount.

Outlook--Competition--Cleveland Public Power

In March 1995, one of Cleveland Electric's large commercial customers, comprising medical and educational institutions, signed a five-year contract for electric service with Cleveland Public Power (CPP) beginning in September 1996 when that customer's contract with Cleveland Electric terminates. The loss of this customer would reduce Cleveland Electric's annual net income by about $5 million based on 1994 sales. On May 3, 1995, Cleveland Electric filed a complaint with the PUCO against this customer and American Electric Power Company (AEP) alleging, among other things, that the purchase of power from CPP by this customer is in reality a direct purchase from AEP and, thus, a sham transaction in violation of Ohio's certified territory statute. Some member institutions of this customer have indicated a desire to continue to be served by Cleveland Electric. Cleveland Electric is hopeful that other members will come to the same conclusion.


                                    THE TOLEDO EDISON COMPANY
                                        INCOME STATEMENT
                                           (Unaudited)
                                           (Thousands)


                                                                     Three Months Ended
                                                                           March 31,
                                                                    ---------------------
                                                                      1995         1994
                                                                    --------     --------
OPERATING REVENUES (1)                                            $ 206,384    $ 216,572


OPERATING EXPENSES
  Fuel and Purchased Power                                           37,491       45,673
  Other Operation and Maintenance                                    52,061       55,708
  Generation Facilities Rental Expense, Net                          25,960       25,875
  Depreciation and Amortization                                      20,844       20,322
  Taxes, Other Than Federal Income Taxes                             24,149       23,748
  Deferred Operating Expenses, Net                                   (5,171)      (5,133)
  Federal Income Taxes                                                7,655        7,371
                                                                    --------     --------
    Total Operating Expenses                                        162,989      173,564
                                                                    --------     --------
OPERATING INCOME                                                     43,395       43,008

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   287          213
  Other Income and Deductions, Net                                    2,018          468
  Deferred Carrying Charges                                           3,924        3,680
  Federal Income Taxes - Credit (Expense)                              (781)         (26)
                                                                    --------     --------
    Total Nonoperating Income                                         5,448        4,335
                                                                    --------     --------
INCOME BEFORE INTEREST CHARGES                                       48,843       47,343

INTEREST CHARGES
  Long-term Debt                                                     27,110       27,913
  Short-term Debt                                                     2,500          892
  Allowance for Borrowed Funds Used During Construction                (277)         (38)
                                                                    --------     --------
    Net Interest Charges                                             29,333       28,767
                                                                    --------     --------
NET INCOME                                                           19,510       18,576

  Preferred Dividend Requirements                                     4,783        5,158
                                                                    --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  14,727    $  13,418
                                                                    ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                                        $  23,396    $  29,669

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                                    THE TOLEDO EDISON COMPANY
                                         BALANCE SHEET
                                          (Thousands)


                                                                 March 31,        December 31,
                                                                   1995              1994
                                                                (Unaudited)
                                                                -----------       -----------
          ASSETS

 PROPERTY, PLANT AND EQUIPMENT
   Utility Plant In Service                                   $  2,859,406      $  2,899,345
   Accumulated Depreciation and Amortization                      (876,089)         (892,331)
                                                                -----------       -----------
                                                                 1,983,317         2,007,014
   Construction Work In Progress                                    28,595            30,119
                                                                -----------       -----------
                                                                 2,011,912         2,037,133
   Nuclear Fuel, Net of Amortization                               110,224           119,477
   Other Property, Less Accumulated Depreciation                    20,549             5,994
                                                                -----------       -----------
                                                                 2,142,685         2,162,604

 CURRENT ASSETS
   Cash and Temporary Cash Investments                              81,613            87,800
   Amounts Due from Customers and Others, Net                       64,107            61,794
   Amounts Due from Affiliates                                      47,829            18,929
   Unbilled Revenues                                                18,844            21,844
   Materials and Supplies, at Average Cost                          45,027            44,730
   Fossil Fuel Inventory, at Average Cost                           12,894            12,498
   Taxes Applicable to Succeeding Years                             62,339            72,160
   Other                                                             2,155             2,369
                                                                -----------       -----------
                                                                   334,808           322,124
 DEFERRED CHARGES AND OTHER ASSETS
   Amounts Due from Customers for Future Federal Income Taxes      405,812           405,308
   Unamortized Loss from Beaver Valley Unit 2 Sale                  99,575           100,698
   Unamortized Loss on Reacquired Debt                              26,987            28,094
   Carrying Charges and Operating Expenses                         387,827           378,751
   Nuclear Plant Decommissioning Trusts                             39,791            37,755
   Other                                                            62,277            66,798
                                                                -----------       -----------
                                                                 1,022,269         1,017,404
                                                                -----------       -----------
                                                              $  3,499,762      $  3,502,132
                                                                ===========       ===========

          CAPITALIZATION AND LIABILITIES

 CAPITALIZATION
   Common Stock Equity                                        $    699,273      $    684,568
   Preferred Stock
     With Mandatory Redemption Provisions                            6,685             6,685
     Without Mandatory Redemption Provisions                       210,000           210,000
   Long-Term Debt                                                1,125,249         1,154,046
                                                                -----------       -----------
                                                                 2,041,207         2,055,299

 CURRENT LIABILITIES
   Current Portion of Long-Term Debt and Preferred Stock           107,764            82,891
   Current Portion of Lease Obligations                             42,761            35,696
   Accounts Payable                                                 48,533            48,190
   Accounts Payable to Affiliates                                   29,143            30,701
   Accrued Taxes                                                    57,093            74,909
   Accrued Interest                                                 29,038            27,027
   Other                                                            16,367            16,566
                                                                -----------       -----------
                                                                   330,699           315,980
 DEFERRED CREDITS AND OTHER LIABILITIES
   Unamortized Investment Tax Credits                               84,842            86,673
   Accumulated Deferred Federal Income Taxes                       545,863           540,836
   Unamortized Gain from Bruce Mansfield Plant Sale                195,590           198,089
   Accumulated Deferred Rents for Bruce Mansfield Plant
     and Beaver Valley Unit 2                                       58,080            54,165
   Nuclear Fuel Lease Obligations                                   80,010            87,285
   Retirement Benefits                                             103,040           102,897
   Other                                                            60,431            60,908
                                                                -----------       -----------
                                                                 1,127,856         1,130,853
 COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                -----------       -----------
                                                              $  3,499,762      $  3,502,132
                                                                ===========       ===========

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.


                                                     THE TOLEDO EDISON COMPANY
                                                             CASH FLOWS
                                                             (Unaudited)
                                                             (Thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                  --------------------
                                                                                                    1995        1994
                                                                                                  --------    --------
            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $19,510     $18,576
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       20,844      20,322
                Deferred Federal Income Taxes                                                        4,623       7,387
                Unbilled Revenues                                                                    3,000       4,000
                Deferred Fuel                                                                         (391)      2,351
                Deferred Carrying Charges                                                           (3,924)     (3,680)
                Leased Nuclear Fuel Amortization                                                    13,297      12,901
                Deferred Operating Expenses, Net                                                    (5,171)     (5,133)
                Allowance for Equity Funds Used During Construction                                   (287)       (213)
                Changes in Amounts Due from Customers and Others, Net                               (2,313)     (5,507)
                Changes in Inventories                                                                (693)     (2,908)
                Changes in Accounts Payable                                                            343      (9,509)
                Changes in Working Capital Affecting Operations                                     (3,127)      3,425
                Other Noncash Items                                                                  7,602       5,380
                                                                                                  --------    --------
                  Total Adjustments                                                                 33,803      28,816
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                                53,313      47,392

            CASH FLOWS FROM FINANCING ACTIVITIES
              Maturities, Redemptions and Sinking Funds                                             (3,954)     (3,184)
              Nuclear Fuel Lease Obligations                                                        (4,254)     (8,982)
              Dividends Paid                                                                        (4,806)       (152)
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (13,014)    (12,318)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                          (5,004)     (7,477)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                   (277)        (38)
              Loans to Affiliates                                                                  (33,300)         --
              Contributions to Nuclear Plant Decommissioning Trusts                                 (2,693)     (1,081)
              Other Cash Applied                                                                    (5,212)     (5,774)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (46,486)    (14,370)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       (6,187)     20,704
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              87,800      82,042
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                   $81,613    $102,746
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                                $22,000     $21,000
              Federal Income Taxes                                                                      --          --

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                           THE TOLEDO EDISON COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1995, Toledo Edison redeemed various securities as discussed in Note 4.

In May 1995, Toledo Edison plans to issue $45 million of first mortgage bonds with a 7-5/8% fixed interest rate as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used on June 15, 1995 to refund $45 million of the authority's tax-exempt bonds that were issued in 1984. Concurrently with the refunding of the authority's bonds, Toledo Edison's pollution control notes securing that issue will be redeemed. The new bonds will mature on May 1, 2020.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1995, Toledo Edison would have been permitted to issue approximately $527 million of additional first mortgage bonds after giving effect to the May 1995 first mortgage bond issuance discussed above.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At March 31, 1995, Toledo Edison would have been permitted to issue approximately $60 million of additional preferred stock at an assumed dividend rate of 10.5%.

In mid-1995, certain letters of credit now in effect in connection with the sale and leaseback of Beaver Valley Power Station Unit 2 (Beaver Valley
Unit 2) will expire. The Operating Companies are required to procure replacement letters of credit in an aggregate amount of approximately $226 million. The letters of credit now in effect are secured by the Operating Companies' subordinate mortgages. The Operating Companies are planning to secure the replacement letters of credit by a combination of first mortgage bonds of Toledo Edison and Cleveland Electric, with the subordinate mortgage interests being released. The Companies also plan to secure an existing $205 million revolving credit facility with a combination of first mortgage bonds of Toledo Edison and Cleveland Electric.

Results of Operations

Factors contributing to the 4.7% decrease in 1995 first quarter operating revenues are shown as follows:

                                                         Changes from
                                                      First Quarter 1994
               Factors                                Operating Revenues
                                                          (millions)

     Kilowatt-hour Sales Volume and Mix                    $  0.1
     Wholesale Revenues                                      (6.3)
     Fuel Cost Recovery Revenues                             (3.8)
     Miscellaneous Revenues                                  (0.2)

     Total                                                 $(10.2)

Percentage changes between 1995 and 1994 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories                    % Change

               Residential                              (5.5)%
               Commercial                               (1.9)
               Industrial                                5.6
               Other                                    (6.6)
               Total                                    (1.4)

First quarter 1995 total kilowatt-hour sales decreased because of lower residential and commercial sales and lower wholesale sales (included in the "Other" category). Residential and commercial sales were negatively affected by the milder winter weather as compared with the 1994 period. Industrial sales increased on the strength of increased sales to large automotive manufacturers and petroleum refineries and the broad-based, smaller industrial customer group. Other sales decreased primarily because of lower wholesale sales to Cleveland Electric as a result of the refueling and maintenance outage of Beaver Valley Unit 2 which began as scheduled in March 1995.

The decrease in fuel cost recovery revenues included in customer bills resulted from a 12% decrease in the weighted average of the fuel cost recovery factors used in the first quarter of 1995 to calculate these revenues compared to the 1994 first quarter average.

First quarter operating expenses in 1995 decreased 6.1% from the 1994 amount. Fuel and purchased power expenses decreased because of less fuel expense and lower purchased power requirements, both factors resulting from the increased availability of the nuclear generating units in the 1995 period. Cost control measures resulted in lower other operation and maintenance expenses.

First quarter 1995 nonoperating income increased from the 1994 amount because of increased investment and other income (included in "Other Income and Deductions, Net") and increased credits for carrying charges relating to the Rate Stabilization Program. The federal income tax provision for nonoperating income increased accordingly.


Lower first quarter 1995 interest charges for long-term debt partially offset higher interest charges for short-term debt.




PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

1.   Centerior Energy

     a. Centerior Energy's Annual Meeting of share owners was held on April 25, 1995.

     b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 14, 1995, and all such nominees were elected.

     c. Six matters were submitted to share owners for a vote at the Annual Meeting.

         Issue 1 was the election of 13 directors of Centerior Energy. The vote on this issue was as follows:
                                                             Broker
         Nominee                For          Withheld       Non-Vote

         R. P. Anderson      108,044,051    7,340,418      9,044,865
         A. C. Bersticker    108,371,029    7,013,440      9,044,865
         L. Carter           108,088,707    7,295,762      9,044,865
         T. A. Commes        108,528,764    6,855,705      9,044,865
         W. F. Conway        108,296,010    7,088,460      9,044,865
         W. R. Embry         107,999,397    7,385,072      9,044,865
         R. J. Farling       108,372,751    7,011,718      9,044,865
         G. H. Kaull         108,491,300    6,893,170      9,044,865
         R. A. Miller        107,963,984    7,420,486      9,044,865
         F. E. Mosier        108,318,821    7,065,648      9,044,865
         Sr. M. M. Reinhard  107,746,941    7,637,528      9,044,865
         R. C. Savage        108,271,473    7,112,996      9,044,865
         W. J. Williams      108,222,374    7,162,095      9,044,865


         Issue 2 was for the approval of a restricted stock plan for non-employee directors. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
             85,039,495   14,186,889      3,015,865      22,187,085


         Issue 3 was for the approval of an equity compensation plan for management. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
             58,604,789   40,131,202      3,506,259      22,187,085

         Issue 4 was the ratification of the appointment by the Board of Directors of Arthur Andersen LLP as the independent accountants of Centerior Energy, Cleveland Electric and Toledo Edison for 1995. The vote on this issue was as follows:
                                                            Broker
               For          Against        Abstain         Non-Vote
            106,351,193    7,201,706      1,831,570       9,044,865

         Issue 5 was a share owner proposal to prevent the named proxy holder from having discretionary power of voting on any issue in future proxies of the Company where no direction is given. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
             28,560,617   69,550,803      4,130,828      22,187,085

         Issue 6 was a share owner proposal to cap executive compensation at specified levels, to hold all executive pay raises in abeyance, to not allow stock options to be granted or exercised and to not award bonuses to executives and directors for any reason until the common stock annual dividend is returned to $1.60 per share and the common stock price is returned to $16.00 per share. The vote on this issue was as follows:
                                                            Broker
               For          Against        Abstain         Non-Vote
             27,213,280   71,739,734      3,289,235      22,187,085


2.   Cleveland Electric

     a. In lieu of an Annual Meeting, Cleveland Electric's sole share owner, Centerior Energy (the sole share owner of all 79,590,689 outstanding shares of Cleveland Electric common stock), elected directors of Cleveland Electric through a Written Action of Sole Share Owner on April 25, 1995.

     b.  The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

3.   Toledo Edison

     a. In lieu of an Annual Meeting, Toledo Edison's sole share owner, Centerior Energy (the sole share owner of all 39,133,887 outstanding shares of Toledo Edison common stock), elected directors of Toledo Edison through a Written Action of Sole Share Owner on April 25, 1995.

     b.  The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.


Item 5.  Other Information

1.   Rate Freeze Ordinances

     For background and earlier developments relating to this topic, see "Item
     1. Business--Electric Rates--General" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1994.

     In April 1995, four of the more than 90 municipalities in Cleveland Electric's service area enacted ordinances freezing Cleveland Electric rates in those municipalities through December 1997. The municipalities taking such action are the cities of Parma, Brook Park and Berea and the Village of Brooklyn Heights. Under Ohio law, a municipality may regulate the rates of an electric utility subject to appeal to The Public
     Utilities Commission of Ohio ("PUCO") if not acceptable to the utility. On May 4, 1995, Cleveland Electric appealed the rate freeze ordinances passed by these four municipalities to the PUCO.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None.

b.   Reports on Form 8-K

     During the quarter ended March 31, 1995, Centerior Energy, Cleveland Electric and Toledo Edison each filed the following Current Report on Form 8-K:

     A Form 8-K dated March 15, 1995 was filed on March 17, 1995 to report, under "Item 5. Other Events -- 1. 1995 Rate Requests", the announcement by Cleveland Electric and Toledo Edison of their intent to file a request with the PUCO for a rate increase to be effective in 1996. Cleveland Electric would ask for an average increase in rates of 4.9%, resulting in an $82.8 million increase in annual revenue, and Toledo Edison would ask for a 4.7% average increase in rates, resulting in a $34.8 million increase in annual revenue.

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



                                    CENTERIOR ENERGY CORPORATION
                                           (Registrant)



                                    THE CLEVELAND ELECTRIC
                                       ILLUMINATING COMPANY
                                           (Registrant)



                                    THE TOLEDO EDISON COMPANY
                                           (Registrant)











                               By:  E. LYLE PEPIN
                                    E. Lyle Pepin, Controller and Chief
                                    Accounting Officer of each Registrant










Date:  May 12, 1995