Form 10-K/A
period 1994-12-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1995-06-28
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


                             FORM 10-K/A



                           Amendment No. 1


(Mark One)

[ X ]   Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1994

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
                       Telephone (419) 249-5000


























The Annual Reports on Form 10-K of Centerior Energy Corporation (File No. 1-
9130), The Cleveland Electric Illuminating Company (File No. 1-2323) and The Toledo Edison Company (File No. 1-3583) for the fiscal year ended December 31, 1994 are each amended to file as Exhibit 99a under "Part IV. Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K -- (a) Documents Filed as a Part of the Report -- 4. Exhibits" in each Form 10-K, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the attached Financial Statements of the Centerior Energy Corporation Employee Savings Plan for the fiscal year ended December 31, 1994, which Exhibit 99a is an exhibit common to all three Annual Reports on Form 10-K.






































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



                               CENTERIOR ENERGY CORPORATION
                                       (Registrant)



                               THE CLEVELAND ELECTRIC
                               ILLUMINATING COMPANY
                                       (Registrant)



                               THE TOLEDO EDISON COMPANY
                                       (Registrant)








                                             By:  JANIS T. PERCIO
                                                  Janis T. Percio
                                                  Secretary of each Registrant
















Date:  June 27, 1995







                                 -2-



                                                                    EXHIBIT 99a









                        FINANCIAL STATEMENTS






                               OF THE





                    CENTERIOR ENERGY CORPORATION
                        EMPLOYEE SAVINGS PLAN





             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994





























                                                                    CENTERIOR ENERGY CORPORATION
                                                                       EMPLOYEE SAVINGS PLAN
                                                                  STATEMENT OF FINANCIAL CONDITION

                                                                       December 31, 1994
                               -------------------------------------------------------------------------------------------------
                                 Centerior                     Fixed                      Global
                                   Stock        Equity        Income       Balanced       Equity
ASSETS                             Fund          Fund          Fund          Fund          Fund          Loans         Total
- ------                         ------------- ------------- ------------- ------------- ------------- ------------- -------------

Centerior - common stock,
  at market value               $36,992,490            $0            $0            $0            $0            $0   $36,992,490

Equity Fund - diversified
  common stock fund,
  at market value                         0    44,446,774             0             0             0             0    44,446,774

Funds on deposit with
  insurance companies and
  banks, at market value                  0             0    76,950,126             0             0             0    76,950,126

Investments in mutual funds,
  at market value                         0       483,478             0     7,136,248    12,878,221             0    20,497,947

Loans receivable from
  participants                            0             0             0             0             0     4,782,757     4,782,757

Cash and temporary cash
  investments                       443,062     1,068,184       801,669        15,126        24,828             0     2,352,869

Transfers receivable                  8,763             0       235,868             0             0             0       244,631

Investment income receivable          1,628       107,961       126,663        64,504           425             0       301,181

Contributions and other
  receivables from:
  Participants                       37,213        90,531        91,757        25,102        69,672             0       314,275
  Employer                           11,185        27,210        27,578         7,545        20,941             0        94,459
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total assets                    $37,494,341   $46,224,138   $78,233,661    $7,248,525   $12,994,087    $4,782,757  $186,977,509
                               ============= ============= ============= ============= ============= ============= =============

LIABILITIES AND PLAN EQUITY
- ---------------------------
Transfers payable                        $0      $168,024            $0       $55,889       $13,032        $7,686      $244,631

Liabilities for investment
  purchases and other               969,993             0       122,817        64,384             0             0     1,157,194

Plan equity                      36,524,348    46,056,114    78,110,844     7,128,252    12,981,055     4,775,071   185,575,684
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total liabilities and
  plan equity                   $37,494,341   $46,224,138   $78,233,661    $7,248,525   $12,994,087    $4,782,757  $186,977,509
                               ============= ============= ============= ============= =============   ==========
<F>
The accompanying notes are an integral part of this statement.


















                                                                     CENTERIOR ENERGY CORPORATION
                                                                        EMPLOYEE SAVINGS PLAN
                                                                   STATEMENT OF FINANCIAL CONDITION

                                                                                 December 31, 1993
                                                   ----------------------------------------------------------------------------
                                                     Centerior                       Fixed
                                                       Stock         Equity         Income
ASSETS                                                 Fund           Fund           Fund           Loans             Total
- ------                                             -------------  -------------  -------------  -------------     -------------
Centerior - common stock, at market value           $48,995,691             $0             $0             $0       $48,995,691

Equity Fund - diversified common stock fund,
  at market value                                             0     62,356,938              0              0        62,356,938

Funds on deposit with insurance companies and
  banks, at market value                                      0              0     66,813,277              0        66,813,277

United States government securities, at
  market value                                                0              0     52,530,284              0        52,530,284

Loans receivable from participants                            0              0              0      4,456,963         4,456,963

Cash and temporary cash investments                   4,261,912              0      1,439,888              0         5,701,800

Transfers receivable                                          0              0      1,111,915              0         1,111,915

Investment income receivable                             15,397        109,877        423,078              0           548,352

Contributions and other receivables from:
  Participants                                          148,986        225,270        158,860              0           533,116
  Employer                                               59,541         81,698         57,934              0           199,173
  Pension trustee and others                                  0        771,986         77,919              0           849,905
                                                   -------------  -------------  -------------  -------------     -------------
Total assets                                        $53,481,527    $63,545,769   $122,613,155     $4,456,963      $244,097,414
                                                   =============  =============  =============  =============     =============

LIABILITIES AND PLAN EQUITY
- ---------------------------
Transfers payable                                      $654,730       $440,369             $0        $16,816        $1,111,915

Liabilities for investment purchases and other          643,009        853,510         84,190              0         1,580,709

Plan equity                                          52,183,788     62,251,890    122,528,965      4,440,147       241,404,790
                                                   -------------  -------------  -------------  -------------     -------------
Total liabilities and plan equity                   $53,481,527    $63,545,769   $122,613,155     $4,456,963      $244,097,414
                                                   =============  =============  =============  =============     =============
<F>
The accompanying notes are an integral part of this statement.

























                                                                CENTERIOR ENERGY CORPORATION
                                                                   EMPLOYEE SAVINGS PLAN
                                                        STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY



                                                                 Year Ended December 31, 1994
                               -------------------------------------------------------------------------------------------------
                                 Centerior                     Fixed                      Global
                                   Stock        Equity        Income       Balanced       Equity
                                   Fund          Fund          Fund          Fund          Fund          Loans         Total
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------

Contributions:
  Participants                   $3,717,016    $4,883,354    $4,102,498      $739,110    $1,301,241            $0   $14,743,219
  Employer                          929,229     1,773,097     1,469,423       254,278       433,104             0     4,859,131
  Rollover                              640       489,050     1,785,022             0             0             0     2,274,712

Investment income:
  Dividends                       3,016,975     1,259,178             0       149,123       169,752             0     4,595,028
  Interest                           86,921        35,932     2,449,757         5,623        11,307       338,406     2,927,946

Net realized gain (loss) and
  unrealized appreciation
  (depreciation) in market
  value of investments          (16,037,612)     (389,854)      926,904      (198,274)      220,095             0   (15,478,741)

Transfers (to)/from other
  funds (net)                      (669,137)  (12,203,037)   (6,092,924)    6,974,542    12,000,012        (9,456)            0

Loan activity:
  Borrowings                       (631,859)     (693,886)     (803,077)      (74,400)     (125,883)    2,329,105             0
  Repayment of borrowings                 0             0     1,741,936             0             0    (1,741,936)            0
  Interest payments                       0             0       338,406             0             0      (338,406)            0
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
                                 (9,587,827)   (4,846,166)    5,917,945     7,850,002    14,009,628       577,713    13,921,295

Less - Amounts withdrawn by
  participants                    6,071,613    11,349,610    50,336,066       721,750     1,028,573       242,789    69,750,401
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Increase (Decrease) in plan
  equity for the year           (15,659,440)  (16,195,776)  (44,418,121)    7,128,252    12,981,055       334,924   (55,829,106)

Plan equity at beginning of
  year                           52,183,788    62,251,890   122,528,965             0             0     4,440,147   241,404,790
                               ------------- ------------- ------------- ------------- ------------- ------------- -------------
Plan equity at end of year      $36,524,348   $46,056,114   $78,110,844    $7,128,252   $12,981,055    $4,775,071  $185,575,684
                               ============= ============= ============= ============= ============= ============= =============
<F>
The accompanying notes are an integral part of this statement.
























                                                                  CENTERIOR ENERGY CORPORATION
                                                                     EMPLOYEE SAVINGS PLAN
                                                          STATEMENT OF INCOME AND CHANGES IN PLAN EQUITY



                                                                   Year Ended December 31, 1993
                                           ----------------------------------------------------------------------------
                                             Centerior                       Fixed
                                               Stock         Equity         Income
                                               Fund           Fund           Fund           Loans             Total
                                           -------------  -------------  -------------  -------------     -------------

Contributions:
  Participants                               $4,741,769     $6,641,924     $4,355,469             $0       $15,739,162
  Employer                                    1,888,334      2,365,855      1,571,313              0         5,825,502
  Rollover                                      856,817      6,134,494     59,349,308              0        66,340,619

Investment income:
  Dividends                                   7,186,492      1,338,494              0              0         8,524,986
  Interest                                       82,347         73,312      2,183,602        263,349         2,602,610

Net realized gain (loss) and unrealized
  appreciation (depreciation) in market
  value of investments                      (26,723,610)      (387,797)     1,989,261              0       (25,122,146)

Transfers (to)/from other funds (net)       (20,754,474)     1,572,316     19,163,105         19,053                 0

Loan activity:
  Borrowings                                 (1,065,856)      (688,688)      (786,843)     2,541,387                 0
  Repayment of borrowings                             0              0      1,608,012     (1,608,012)                0
  Interest payments                                   0              0        263,349       (263,349)                0
                                           -------------  -------------  -------------  -------------     -------------
                                            (33,788,181)    17,049,910     89,696,576        952,428        73,910,733

Less - Amounts withdrawn by participants     13,683,788      9,029,068     15,502,324         76,654        38,291,834
                                           -------------  -------------  -------------  -------------     -------------
Increase (Decrease) in plan equity
  for the year                              (47,471,969)     8,020,842     74,194,252        875,774        35,618,899

Plan equity at beginning of year             99,655,757     54,231,048     48,334,713      3,564,373       205,785,891
                                           -------------  -------------  -------------  -------------     -------------
Plan equity at end of year                  $52,183,788    $62,251,890   $122,528,965     $4,440,147      $241,404,790
                                           =============  =============  =============  =============     =============
<F>
The accompanying notes are an integral part of this statement.





























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

An eligible employee is any part-time, temporary, full-time probationary or full-time regular employee of Centerior, Centerior Service Company (CSC), The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE) or any other Centerior affiliate that adopts the Plan according to its terms, and is at least age 18. CSC, CEI and TE are wholly owned subsidiaries of Centerior.

The Employee Savings Plan Trust (Trust) has been established by agreement between Centerior, CSC and Society National Bank (Society), Cleveland, Ohio. Society has been selected by Centerior to serve as trustee (Trustee) of the Trust. The Trust is divided into three subtrusts - the After Tax Subtrust, the Before Tax Subtrust and the Rollover Subtrust. There are five funds in each Subtrust, as follows: (1) Centerior Stock Fund, (2) Equity Fund, (3) Fixed Income Fund, (4) Balanced Fund and (5) Global Equity Fund. The Balanced and Global Equity Funds were new investment fund options effective April 1, 1994.

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

The number of participants in each fund and in the Plan at the end of the last two years was as follows:

                                                      December 31,
                                                  1994            1993

     Centerior Stock Fund                         4,637           5,261
     Equity Fund                                  4,010           4,327
     Fixed Income Fund                            4,299           4,391
     Balanced Fund                                  926             -
     Global Equity Fund                           1,198             -

     Plan                                         6,492           6,096

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

Equity Fund investment securities in a diversified common stock fund managed by National City Bank, Cleveland, Ohio, and in a mutual fund are valued at market prices on the last business day of the year.

Fixed Income Fund investments are interest-bearing contracts with insurance companies, investments in Society's MaGIC Fund and United States government securities. Fixed Income Fund investments are valued on the last business day of the year at the current amount of dollars invested therein for the contracts and the market values of the MaGIC Fund's assets and the government securities.

Investments for the Balanced and Global Equity Funds in diversified mutual funds, the Phoenix Balanced Fund and the American Funds' New Perspective Fund, respectively, are valued at market prices on the last business day of the year.

Investment Gains (Losses), Appreciation (Depreciation) and Income

The net realized gain (loss) and unrealized appreciation (depreciation) amounts shown in the Statements of Income and Changes in Plan Equity for 1994 and 1993 were calculated using the current value methodology for costing investments. Current value represents the market value of investments held at the beginning of the year plus the purchase price for investments acquired during the current year.

The realized gains and losses on the distribution or sale of shares in the Centerior Stock, Equity, Balanced and Global Equity Funds represent the difference between the market value of the shares on the date of distribution or sale and the cost of the shares using the current value methodology described above. The realized gain or loss on the sale of securities in the Centerior Stock Fund is included in the amounts withdrawn or transferred by participants which caused the sale. The net realized gain or loss on the sale of investment securities in the Equity, Balanced and Global Equity Funds will contribute to the annual increase (decrease) in the respective Fund's equity.

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

Expenses of the Plan

Expenses of the Plan incurred by the Trustee to buy and sell securities are included as a cost of those securities. Fund earnings for the new Balanced and Global Equity Funds in 1994 are net of the charges assessed for mutual fund investment management fees.

All expenses for administration of the Plan are paid by CSC, CEI and TE and, accordingly, are not included in the financial statements of the Plan.

NOTE 3 - CONTRIBUTIONS

The Plan consists of three parts (Parts) - the After Tax Part, the Before Tax Part and the Rollover Part. The maximum participant contribution into both the After Tax Part and the Before Tax Part is 16% of pay: up to 6% as a Basic Contribution and up to 10% as a Supplemental Contribution. The minimum contribution is 1% of pay. Pay includes only straight-time hourly wages or salary paid for regularly scheduled straight-time hours. A participant may allocate contributions in increments of 1% into the Centerior Stock, Equity, Fixed Income, Balanced and Global Equity Funds which total 100% or may allocate all contributions into any one Fund. The waiting time between changes in participant contributions (increase, decrease, or resumption following a stoppage) is three months.

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

Effective June 30, 1993, employees retiring on or after July 1, 1993 are allowed to directly transfer or rollover all or any part of their qualified lump sum pension benefit from their respective Centerior pension plan into the Rollover Part of the Plan. The rollover can be invested in the same five investment Funds of the Plan, but the accounts are segregated from existing After Tax Part and Before Tax Part accounts. The minimum rollover required is $3,500.

Participants, including those who have terminated employment but maintained account balances, may transfer any or all of their contributions and the earnings thereon and employer matching contributions and the earnings thereon among the five Funds in the same Part. Any integral increment of 1% may be transferred. Transfers may be made once in any three-month period.

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

At December 31, 1994, contributions into the Fixed Income Fund and the earnings thereon were invested by the Trustee in interest-bearing contracts with insurance companies and in Society's MaGIC Fund. For 1994 and 1993, group fixed-term contracts with insurance companies earned interest at an annual rate which ranged from 7% to 9.26% and 8.05% to 9.26%, respectively. The MaGIC Fund's earned interest rate varies as the fund's various investment contracts with insurance companies expire and new ones are added. The MaGIC Fund's average annual earned interest rate at December 31, 1994 and 1993 was 6.85% and 6.46%, respectively.

Contributions into the Balanced Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the objectives of long-term growth of capital, reasonable income and conservation of capital. The initial Balanced Fund investment is in the Phoenix Balanced Fund.

Contributions into the Global Equity Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the investment objective of long-term growth of capital through world-wide investments. The initial Global Equity Fund investment is in the American Funds' New Perspective Fund.

The market values of investments that represent 5% or more of the Plan's net assets at the end of the last two years were as follows:

                                                      December 31,
                                                  1994           1993

     Centerior common stock, 4,168,168 and
       3,697,788 shares, respectively        $ 36,992,490   $ 48,995,691
     Life Insurance Company of Georgia,
       7%, due June 1999                       10,048,312         -
     MaGIC Fund                                57,770,695     54,985,013
     Federal National Mortgage Association
       Notes (PC 229363), 6.5%, due August
       2023                                        -          13,087,954
     American Funds' New Perspective Fund,
       896,188 shares                          12,878,221         -

     Total                                   $117,689,718   $117,068,658

See Schedule I for a complete list of investments held at December 31, 1994 for each of the five Funds.

The Trustee can temporarily keep money in any of the Funds in short-term investments or in cash to have cash available to meet participants' distribution requests or until the Trustee invests it.

See Schedule II for a summary of reportable (significant) transactions for 1994.

NOTE 5 - WITHDRAWALS PAYABLE TO PARTICIPANTS

Subject to certain limitations under the Plan, participants may elect to withdraw their contributions and employer matching contributions and any related gains and earnings on these contributions.

Withdrawals payable to participants at the end of the last two years were as follows:

                                                      December 31,
                                                   1994          1993

     Centerior Stock Fund                       $  219,922   $ 1,949,057
     Equity Fund                                     9,331     6,031,070
     Fixed Income Fund                           1,086,561    23,370,706
     Balanced Fund                                  19,472        -
     Global Equity Fund                             18,829        -

     Total                                      $1,354,115   $31,350,833

NOTE 6 - LOANS TO PARTICIPANTS

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

NOTE 7 - TAX STATUS OF THE PLAN

Centerior received a determination letter from the IRS dated March 28, 1995 to the effect that the Plan is a qualified defined contribution plan under
Section 401 of the Internal Revenue Code and that the Trust is exempt from income taxes under Section 501 thereof. The effect of such qualification and exemption is that the participating employees are not subject to federal income taxes on employer contributions or any income accruing to their accounts until distributions are made from the accounts. When a distribution is made, the excess of the amount distributed over the participating employee's own After Tax contributions is taxable income to the employee. Distributions from both the Before Tax Part and the Rollover Part are subject to federal income tax.

NOTE 8 - PLAN AMENDMENTS IN 1995

Effective April 1, 1995, all employer matching contributions are deposited solely into the Before Tax Part of the Plan.

Effective June 1, 1995, the Plan switched to daily valuation of the investment funds. All Plan activity, including fund account balances, transfers and withdrawals, is updated daily by the Trustee. Participants can get up-to-date reports on their accounts via the telephone information access system of the Trustee. As part of the change to daily valuation, all participants are sharing in the investment management costs and certain administrative costs of the Plan. Other changes, which provide participants more control over contribution levels, investment mix and the frequency of withdrawals, are summarized as follows:

(1) All employer matching contributions vest immediately. Previously, employer matching contributions which matched Basic Before Tax Contributions vested immediately, while employer matching contributions which matched Basic After Tax Contributions vested only after 36 months of employee participation in the Plan.

(2) Participants can change their contributions as often as once a month and can change their investment mix, transfer between funds or withdraw as often as once every 30 calendar days, rather than once every three months for these various transactions previously.

(3) Participants make a single election for investment mix for their contributions into both the After Tax and Before Tax Parts. Previously, participants made separate selections for investment mix for their contributions into those two Parts of the Plan.

(4) A participant's interests from a corporate qualified plan of a previous employer can be transferred into the Plan.

(5) A participant's withdrawal of post-December 31, 1986 After Tax contributions is penalized by requiring a six-month waiting period for future participant contributions to the After Tax Part of the Plan.





























                               CENTERIOR ENERGY CORPORATION                  SCHEDULE I
                                   EMPLOYEE SAVINGS PLAN
                              INVESTMENTS - DECEMBER 31, 1994

                                                Number of     Historical       Market
                Common Stock                      Shares         Cost           Value
- ---------------------------------------------   ----------   ------------   ------------
CENTERIOR STOCK FUND
- --------------------
Centerior ...................................   4,168,168    $66,307,575    $36,992,490
                                                             ============   ============

EQUITY FUND
- -----------
Abbott Laboratories .........................       9,700       $225,446       $316,462
Airtouch Communications Inc .................      15,500        219,899        451,437
American Home Products Corp .................      10,500        719,410        658,875
American International Group Inc ............      17,950        969,462      1,759,100
Archer Daniels Midland Co ...................      25,032        354,382        516,285
AT&T Corp ...................................      18,300        874,393        919,575
Automatic Data Processing Inc ...............      16,000        333,562        936,000
C R Bard Inc ................................       3,500         84,847         94,500
H&R Block Inc ...............................      12,000        440,175        445,500
Bristol-Myers Squibb Co .....................      19,700      1,010,233      1,140,138
Browning Ferris Inds Inc ....................      36,200        913,887      1,027,175
Chevron Corp ................................      23,800        690,443      1,062,075
Chubb Corp ..................................      13,100        794,377      1,013,613
Cifra SA ....................................     107,100        256,397        219,662
Cintas Corp .................................      25,000        664,525        887,500
Cisco Systems ...............................      14,300        426,292        502,287
Walt Disney Co ..............................      22,938        773,106      1,055,148
Dun & Bradstreet Corp .......................       2,800        155,544        154,000
Emerson Electric Co .........................       7,900        418,255        492,762
Exxon Corp ..................................      15,800        777,157        959,850
Fleet Financial Group .......................      36,100      1,027,425      1,168,738
FPL Group Inc ...............................      13,000        469,946        456,625
General Electric Co .........................      18,400        706,636        938,400
General Mills Inc ...........................       2,400        130,845        137,100
General Motors Corp .........................      22,200        704,825        851,925
General Re Corp .............................       8,500        761,309      1,049,750
Home Depot Inc ..............................      23,866        797,352      1,097,836
Hubbell Inc .................................       7,300        400,738        388,725
Interpublic Group Cos Inc ...................      39,300      1,123,029      1,262,513
K Mart Corp .................................      27,300        501,141        354,900
Lotus Development Corp ......................       9,100        288,470        373,100
Marsh & McLennan Co Inc .....................       6,600        528,284        523,050
McCormick & Co Inc ..........................      26,300        602,444        479,975
Microsoft Corp ..............................       5,700        218,288        348,412
Minnesota Mining & Mfg Co ...................      18,900        742,650      1,008,788
Morton International Inc ....................       9,600        189,386        273,600
Nestle SA ...................................      23,800        731,651      1,133,927
Nordstrom Inc ...............................      14,000        500,915        588,000
Northern Trust Corp .........................      20,675        927,301        723,625
Pacific Telesis Group .......................      18,700        400,778        532,950
Pepsico Inc .................................      36,800        960,581      1,334,000
Perrigo Co ..................................      25,300        500,638        316,250
Pfizer Inc ..................................      19,700      1,399,476      1,521,825
Pitney Bowes Inc ............................      36,800      1,046,675      1,168,400
Reuters Holdings PLC ........................      22,500        451,732        987,188
Royal Dutch Petroleum Co ....................      10,800        748,964      1,163,700
Sara Lee Corp ...............................      13,800        249,277        348,450
Schering Plough Corp ........................      23,300      1,098,407      1,724,200
Schlumberger Ltd ............................      16,600      1,085,669        836,225
Singer Co ...................................      15,500        496,795        459,187
Sysco Corp ..................................      39,000        980,475      1,004,250
Telefonos De Mexico .........................       9,900        490,989        405,900
U S West Inc ................................      21,435        675,767        763,622
Wachovia Corp ...............................      21,200        665,182        683,700
Wells Fargo & Co ............................       1,350        102,661        195,750
Wisconsin Energy Corp .......................      33,850        702,231        875,869
WMX Technologies Inc ........................      41,000      1,371,998      1,071,125
York International Corp .....................      34,800      1,220,811      1,283,250
                                                             ------------   ------------
                                                             $37,103,533    $44,446,774
                                                             ============   ============














































                               CENTERIOR ENERGY CORPORATION                   SCHEDULE I
                                   EMPLOYEE SAVINGS PLAN                     (Continued)
                              INVESTMENTS - DECEMBER 31, 1994

                                                               Historical       Market
Funds on Deposit with Insurance Companies and Banks               Cost           Value
- ---------------------------------------------------           ------------   ------------
FIXED INCOME FUND
- -----------------
Life Insurance Company of Georgia,
  7%, due June 1999 ...............................           $10,048,312    $10,048,312
Massachusetts Mutual Life Insurance Company,
  9.26%, due February 1995 ........................             1,713,852      1,713,852
Massachusetts Mutual Life Insurance Company,
  8.65%, due February 1996 ........................             7,417,267      7,417,267
MaGIC Fund ........................................            57,087,924     57,770,695
                                                              ------------   ------------
                                                              $76,267,355    $76,950,126
                                                              ============   ============

                   Mutual Funds
- ---------------------------------------------------
EQUITY FUND
- -----------
Fidelity Select Portfolio - Biotechnology
  Fund (20,653 shares) ............................              $500,000       $483,478

BALANCED FUND
- -------------
Phoenix Balanced Fund (481,204 shares) ............             7,330,331      7,136,248

GLOBAL EQUITY FUND
- ------------------
American Funds' New Perspective Fund
  (896,188 shares) ................................            13,401,914     12,878,221
                                                              ------------   ------------
                                                              $21,232,245    $20,497,947
                                                              ============   ============

LOANS
- -----
Loans Receivable from Participants ................            $4,782,757     $4,782,757
                                                              ============   ============
<F>
The accompanying notes are an integral part of this schedule.














                               CENTERIOR ENERGY CORPORATION                  SCHEDULE II
                                   EMPLOYEE SAVINGS PLAN
                           SCHEDULE OF REPORTABLE TRANSACTIONS
                               YEAR ENDED DECEMBER 31, 1994

                                  Number of      Historical                    Net Gain
    Transaction Description      Transactions       Cost        Proceeds        (Loss)
- -------------------------------  ------------   -----------   ------------   ------------
Purchases:

MaGIC Fund ....................        3        $73,580,446       N/A            N/A

American Funds' New
  Perspective Fund ............       17         13,738,127       N/A            N/A

Employee Benefits Money
  Market Fund .................      380        119,964,285       N/A            N/A


Sales:

MaGIC Fund ....................        6        $68,182,914   $74,239,942     $6,057,028

American Funds' New
  Perspective Fund ............        2          1,031,738     1,080,000         48,262

United States Government
  Securities:
  Federal National Mortgage
    Association Notes
    (PC 229363), 6.5%,
    due August 2023 ...........        6         13,459,605    12,144,625     (1,314,980)
  Federal National Mortgage
    Association Notes
    (PC 229263), 6.5%,
    due September 2023 ........        7         12,259,568    11,059,656     (1,199,912)

Employee Benefits Money
  Market Fund .................      232        123,313,217   123,313,217              0

<F>
Reportable transactions are a series of purchases or sales of the same securities issue  which aggregate to an amount in excess of 5% of the market value of the Plan assets at the beginning of the year.

The accompanying notes are an integral part of this schedule.















                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To:  Centerior Energy Corporation


We have audited the accompanying statements of financial condition of the Centerior Energy Corporation Employee Savings Plan (the Plan) as of December 31, 1994 and 1993, and the related statements of income and changes in Plan equity for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan as of December 31, 1994 and 1993, and the income and changes in Plan equity for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of investments and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of financial condition and the statements of income and changes in plan equity is presented for the purpose of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                                                          ARTHUR ANDERSEN LLP



Cleveland, Ohio
June 23, 1995























                                  CENTERIOR ENERGY CORPORATION



                            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report on the financial statements of the Centerior Energy Corporation Employee Savings Plan dated June 23, 1995, included in this Form 10-K/A, into Centerior Energy Corporation's previously filed Registration Statements, File Nos. 33-4788, 33-9736, 33-58935, 33-49957 and 33-59635.





                                                          ARTHUR ANDERSEN LLP









Cleveland, Ohio
June 27, 1995

































                           THE CLEVELAND ELECTRIC ILLUMINATING COMPANY



                            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report on the financial statements of the Centerior Energy Corporation Employee Savings Plan dated June 23, 1995, included in this Form 10-K/A, into The Cleveland Electric Illuminating Company's previously filed Registration Statement, File No. 33-55513.





                                                          ARTHUR ANDERSEN LLP









Cleveland, Ohio
June 27, 1995