Form 10-Q
period 1995-06-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1995-08-14
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 1995

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

Yes   X       No


      On August 9, 1995, there were 148,031,503 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.



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

                              TABLE OF CONTENTS


Page

PART I.  FINANCIAL INFORMATION

        Centerior Energy Corporation and Subsidiaries
        The Cleveland Electric Illuminating Company
        The Toledo Edison Company

        Notes to the Financial Statements (Unaudited)                     1

        Centerior Energy Corporation and Subsidiaries

             Income Statement                                             4
             Balance Sheet                                                5
             Cash Flows                                                   6
             Management's Discussion and Analysis of Financial            7
               Condition and Results of Operations


        The Cleveland Electric Illuminating Company

             Income Statement                                             11
             Balance Sheet                                                12
             Cash Flows                                                   13
             Management's Discussion and Analysis of Financial            14
               Condition and Results of Operations


        The Toledo Edison Company

             Income Statement                                             18
             Balance Sheet                                                19
             Cash Flows                                                   20
             Management's Discussion and Analysis of Financial            21
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security-Holders    24
          Item 5.  Other Information                                      24
          Item 6.  Exhibits and Reports on Form 8-K                       26

          Signatures                                                      27


                                  -i-















                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                        AND THE TOLEDO EDISON COMPANY
                NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


(1)  Interim Financial Statements

Centerior Energy Corporation (Centerior Energy) is the parent company of Centerior Service Company (Service Company); two electric utilities, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison); and five other wholly owned subsidiaries. The two utilities are referred to collectively herein as the "Operating
Companies" and individually as an "Operating Company". Centerior Energy, Cleveland Electric and Toledo Edison are referred to collectively herein as the "Companies".

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair statement of financial position at June 30, 1995 and results of operations for the three months and six months ended June 30, 1995 and 1994 have been included. All such adjustments were normal recurring adjustments.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (First Quarter 1995 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At June 30, 1995, Cleveland Electric and Toledo Edison had $189.4 million and $136.4 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.


(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the six months ended June 30, 1995 and 1994 were as follows:

                                             1995        1994

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20
            Paid August 15                    .20         .20

Common stock cash dividends declared by Cleveland Electric during the six months ended June 30, 1995 and 1994 were as follows:

                                             1995        1994
                                                (millions)

            Paid in February                 $  -        $18.6
            Paid in May                       15.0        24.2

Toledo Edison did not declare any common stock dividends during the six months ended June 30, 1995 and 1994.

(4)  Financing Activity

During the three months ended June 30, 1995, one of Centerior Energy's nonutility subsidiaries repaid its remaining balance of $8.1 million of long-term debt. In addition, the Operating Companies redeemed or retired debt and preferred stock as follows:

                              Cleveland Electric

Cleveland Electric issued $300 million principal amount of First Mortgage Bonds, 9-1/2% Series due 2005-B, at a price of 99.808% primarily for the purpose of redeeming Cleveland Electric securities.

Cleveland Electric also issued $53.9 million principal amount of First Mortgage Bonds, 7-5/8% Series due 2025, as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used in refunding at 103% of face value an equal principal amount of the authority's tax-exempt bonds that were issued in 1984 with an 11.125% interest rate. Concurrently with the refunding of the authority's 1984 bonds, Cleveland Electric's first mortgage bonds securing the authority's 1984 bonds were redeemed.

Mandatory redemptions consisted of $35 million principal amount of Secured Medium-Term Notes, 9.80% Series 23 due 1995; $72 million principal amount of Secured Medium-Term Notes, 9.55% Series 25 due 1995; $4.3 million principal amount of First Mortgage Bonds, 13-3/4% Series due 2005-A (13-3/4% Bonds); $3 million of Serial Preferred Stock, $88.00 Series E; $10.7 million of Serial Preferred Stock, $91.50 Series Q; and $41.1 million of bank loans and pollution control notes. Cleveland Electric also elected to redeem an additional $4.3 million principal amount of the 13-3/4% Bonds at face value and the remaining $26 million principal amount of the 13-3/4% Bonds at 104.58% of face value.

                                Toledo Edison

Toledo Edison issued $45 million principal amount of First Mortgage Bonds, 7-5/8% Series due 2020, as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used in refunding at 102% of face value an equal principal amount of the authority's tax-exempt bonds that were issued in 1984 with a 13.25% interest rate. Concurrently with the refunding of the authority's 1984 bonds, Toledo Edison's pollution control notes securing the authority's 1984 bonds were redeemed.

Mandatory redemptions consisted of $46.2 million of bank loans, pollution control notes and other long-term debt, and $1.7 million of 9-3/8% Cumulative Preferred Stock, $100 par value.

(5)  Long-Term Debt and Other Borrowing Arrangements

On June 29, 1995, the Operating Companies replaced certain letters of credit in connection with the sale and leaseback of Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) that were due to expire with new letters of credit expiring in June 1999. The replacement letters of credit are in an aggregate amount of approximately $225.3 million and are secured by first mortgage bonds of Cleveland Electric and Toledo Edison in the proportion of 40% and 60%, respectively. The subordinate mortgage interests that secured the prior letters of credit were released. The reimbursement agreement relating to the replacement letters of credit contains a Centerior Energy fixed charge ratio covenant, but does not contain the other financial covenants contained in the prior letters of credit. In addition, a $205 million revolving credit facility which runs through May 1996 was reduced to $125 million and secured with first mortgage bonds of Cleveland Electric and Toledo Edison in the same 40% and 60% proportion. The credit agreement was amended to eliminate covenants relating to capitalization ratios and certain fixed charge coverage ratios while retaining a Centerior Energy fixed charge coverage ratio covenant.

(6)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1994 Form 10-K and "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q and in the First Quarter 1995 Form 10-Q.

The Companies continue to seek the necessary approvals to complete the merger of Toledo Edison into Cleveland Electric. The Pennsylvania Public Utility Commission and The Public Utilities Commission of Ohio (PUCO) approved the merger in July 1994 and December 1994, respectively. In May 1995, the Operating Companies filed the additional information which the Federal Energy Regulatory Commission (FERC) had requested in connection with the Operating Companies' joint application for approval of the merger, including an open-access transmission tariff. The Operating Companies do not expect the Nuclear Regulatory Commission (NRC) to take action on their request for authorization to transfer certain NRC licenses to the merged entity until approval has been obtained from the FERC. The Operating Companies obtained the approvals of their preferred stock share owners at meetings held on June 14, 1995. The merger is expected to be effective in late 1995.



                                     CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                     INCOME STATEMENT
                                                       (Unaudited)
                                          (Thousands, Except Per Share Amounts)



                                                                   Three Months Ended            Six Months Ended
                                                                          June 30,                   June 30,
                                                                   ---------------------    ----------------------------
                                                                      1995         1994           1995            1994
                                                                   --------     --------     -------------   -----------

OPERATING REVENUES                                                $ 606,945    $ 596,437       $ 1,194,526   $ 1,184,004

OPERATING EXPENSES
  Fuel and Purchased Power                                          113,725      104,968           233,094       220,321
  Other Operation and Maintenance                                   150,551      160,075           291,155       307,126
  Generation Facilities Rental Expense, Net                          39,851       39,767            79,703        79,534
  Depreciation and Amortization                                      70,023       67,597           139,471       135,911
  Taxes, Other Than Federal Income Taxes                             82,424       82,577           164,380       165,585
  Deferred Operating Expenses, Net                                  (14,706)     (15,863)          (30,770)      (30,714)
  Federal Income Taxes                                               28,264       23,392            50,942        43,674
                                                                    --------     --------        ----------    ----------
    Total Operating Expenses                                        470,132      462,513           927,975       921,437
                                                                    --------     --------        ----------    ----------
OPERATING INCOME                                                    136,813      133,924           266,551       262,567

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   271        1,252             1,646         2,094
  Other Income and Deductions, Net                                      968        2,134             3,270         4,689
  Deferred Carrying Charges                                          11,623        9,785            23,195        19,702
  Federal Income Taxes - Credit (Expense)                              (997)      (1,481)           (2,797)       (2,744)
                                                                    --------     --------        ----------    ----------
    Total Nonoperating Income                                        11,865       11,690            25,314        23,741
                                                                    --------     --------        ----------    ----------
INCOME BEFORE INTEREST CHARGES                                      148,678      145,614           291,865       286,308

INTEREST CHARGES
  Long-Term Debt                                                     87,657       87,084           174,735       175,431
  Short-Term Debt                                                     2,589        1,780             5,571         3,246
  Allowance for Borrowed Funds Used During Construction              (1,073)      (1,352)           (1,763)      (2,134)
                                                                    --------     --------        ----------    ----------
    Net Interest Charges                                             89,173       87,512           178,543       176,543
                                                                    --------     --------        ----------    ----------

INCOME AFTER INTEREST CHARGES                                        59,505       58,102           113,322       109,765

  Preferred Dividend Requirements of Subsidiaries                    15,414       16,566            31,154        33,226
                                                                    --------     --------        ----------    ----------
NET INCOME                                                        $  44,091    $  41,536       $    82,168   $    76,539
                                                                    ========     ========        ==========    ==========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          148,032      147,948           148,032       147,674
                                                                    ========     ========        ==========    ==========
EARNINGS PER COMMON SHARE                                         $     .30    $     .28       $       .56   $       .52
                                                                    ========     ========        ==========   ==========




The accompanying notes as they relate to Centerior Energy are an integral part of this statement.



                       CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1995              1994
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,698,233      $  9,769,996
  Accumulated Depreciation and Amortization                    (2,926,421)       (2,906,106)
                                                               -----------       -----------
                                                                6,771,812         6,863,890
  Construction Work In Progress                                   122,749           129,495
                                                               -----------       -----------
                                                                6,894,561         6,993,385
  Nuclear Fuel, Net of Amortization                               244,947           293,222
  Other Property, Less Accumulated Depreciation                   102,614            50,018
                                                               -----------       -----------
                                                                7,242,122         7,336,625

CURRENT ASSETS
  Cash and Temporary Cash Investments                             169,631           186,399
  Amounts Due from Customers and Others, Net                      197,908           211,178
  Unbilled Revenues                                               100,344            93,344
  Materials and Supplies, at Average Cost                         140,847           139,293
  Fossil Fuel Inventory, at Average Cost                           39,945            28,684
  Taxes Applicable to Succeeding Years                            181,019           251,877
  Other                                                            13,472            14,822
                                                               -----------       -----------
                                                                  843,166           925,597
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes    1,059,153         1,046,317
  Unamortized Loss from Beaver Valley Unit 2 Sale                  98,452           100,698
  Unamortized Loss on Reacquired Debt                              88,179            85,921
  Carrying Charges and Operating Expenses                       1,010,940           957,053
  Nuclear Plant Decommissioning Trusts                             95,983            81,967
  Other                                                           171,503           157,278
                                                               -----------       -----------
                                                                2,524,210         2,429,234
                                                               -----------       -----------
                                                             $ 10,609,498      $ 10,691,456
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,875,126      $  1,881,930
  Preferred Stock
    With Mandatory Redemption Provisions                          222,430           252,656
    Without Mandatory Redemption Provisions                       450,871           450,871
  Long-Term Debt                                                3,902,386         3,697,082
                                                               -----------       -----------
                                                                6,450,813         6,282,539

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           229,429           373,451
  Current Portion of Lease Obligations                             94,504            83,099
  Accounts Payable                                                139,864           143,919
  Accrued Taxes                                                   239,801           384,114
  Accrued Interest                                                 86,783            89,556
  Dividends Declared                                               44,624            15,376
  Other                                                            65,041            59,964
                                                               -----------       -----------
                                                                  900,046         1,149,479
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              269,591           278,824
  Accumulated Deferred Federal Income Taxes                     1,825,552         1,778,429
  Unamortized Gain from Bruce Mansfield Plant Sale                511,895           525,020
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                      148,856           138,619
  Nuclear Fuel Lease Obligations                                  179,899           219,465
  Retirement Benefits                                             176,891           176,221
  Other                                                           145,955           142,860
                                                               -----------       -----------
                                                                3,258,639         3,259,438
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                               -----------       -----------
                                                             $ 10,609,498      $ 10,691,456
                                                               ===========       ===========

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


                                           CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                            CASH FLOWS
                                                            (Unaudited)
                                                            (Thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               ------------------------
                                                                                                   1995        1994
                                                                                               ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $82,168     $76,539
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                      139,471     135,911
                Deferred Federal Income Taxes                                                       34,345      29,158
                Unbilled Revenues                                                                   (7,000)      5,000
                Deferred Fuel                                                                       15,687      (9,183)
                Deferred Carrying Charges                                                          (23,195)    (19,702)
                Leased Nuclear Fuel Amortization                                                    60,005      48,436
                Deferred Operating Expenses, Net                                                   (30,770)    (30,714)
                Allowance for Equity Funds Used During Construction                                 (1,646)     (2,094)
                Changes in Amounts Due from Customers and Others, Net                               13,270     (21,217)
                Changes in Inventories                                                             (12,815)        531
                Changes in Accounts Payable                                                         (4,055)     12,079
                Changes in Working Capital Affecting Operations                                    (69,801)    (25,802)
                Other Noncash Items                                                                 (7,397)     17,439
                                                                                                  --------    --------
                  Total Adjustments                                                                106,099     139,842
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                               188,267     216,381

            CASH FLOWS FROM FINANCING ACTIVITIES
              First Mortgage Bond Issues                                                           398,900          --
              Common Stock Issues                                                                       --      11,732
              Maturities, Redemptions and Sinking Funds                                           (371,516)    (84,581)
              Nuclear Fuel Lease Obligations                                                       (39,893)    (49,077)
              Common Stock Dividends Paid                                                          (59,213)    (59,018)
              Premiums, Discounts and Expenses                                                     (13,456)         --
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (85,178)   (180,944)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (82,767)    (88,984)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                 (1,763)     (2,134)
              Contributions to Nuclear Plant Decommissioning Trusts                                (11,794)     (4,597)
              Other Cash Applied                                                                   (23,533)    (11,465)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                              (119,857)   (107,180)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                      (16,768)    (71,743)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                             186,399     225,253
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                  $169,631    $153,510
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                               $152,000    $151,000
              Federal Income Taxes                                                                  32,800          --

            The accompanying notes as they relate to Centerior Energy are an integral part of this statement.



                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First Quarter 1995 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1995, the Companies completed financings as discussed in Notes 4 and 5.

In July 1995, Toledo Edison repaid a $35 million bank loan originally due in July 1996 with an annual interest rate of 9.17%.

In August 1995, Cleveland Electric issued $45.15 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2025-A, and Toledo Edison issued $35 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-A, and will issue $19 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-B, as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used to refund in September and November 1995 equal principal amounts of the authority's tax-exempt bonds that were issued in 1985. Concurrently with the refunding of the authority's 1985 bonds, Cleveland Electric's first mortgage bonds and Toledo Edison's pollution control notes securing the authority's respective 1985 bonds will be redeemed.

Also, in August 1995, Cleveland Electric plans to issue $40.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-B, and $2.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-C, as collateral security for the sale by two other public authorities of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authorities' bonds will be used to refund in September 1995 equal principal amounts of the authorities' tax-exempt bonds that were issued in 1985. Concurrently with the refunding of the authorities' 1985 bonds, Cleveland Electric's first mortgage bonds securing those issues will be redeemed.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1995, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $275 million and $345 million of additional first mortgage bonds, respectively, after giving effect to the corresponding first mortgage bond issuances and redemptions through September 1995 discussed above and, for Cleveland Electric, the additional mandatory redemptions of $70.75 million aggregate principal amount of first mortgage bonds and secured medium-term notes through September 1995.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At June 30, 1995, Toledo Edison would have been permitted to issue approximately $110 million of additional preferred stock at an assumed dividend rate of 10.5%.

Results of Operations

Factors contributing to the 1.8% and 0.9% increases in 1995 operating revenues from 1994 for the second quarter and six months, respectively, are shown as follows:

                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Factors                             Months       Months
                                                        (millions)

     Fuel Cost Recovery Revenues                   $ 7.9        $14.5
     Kilowatt-hour Sales Volume and Mix              7.0          1.4
     Wholesale Revenues                             (0.2)         3.3
     Miscellaneous Revenues                         (4.2)        (8.7)

     Total                                         $10.5        $10.5

The increases in 1995 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the second quarter of 1995 increased about 16% for Cleveland Electric and decreased about 6% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the second quarter of 1994. The weighted average of the respective fuel cost recovery factors used for the 1995 six-month period increased about 17% for Cleveland Electric and decreased about 9% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the 1994 six-month period.

Significant increases in unbilled revenues as a result of hot and humid weather in the second half of June 1995 are included in the "Kilowatt-hour Sales Volume and Mix" amounts in the above table. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:


                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Customer Categories                 Months       Months

               Residential                          (1.7)%       (5.0)%
               Commercial                           (0.2)        (0.3)
               Industrial                            0.2          0.9
               Other                                30.7         32.1
               Total                                 2.4          1.9

Second quarter 1995 total kilowatt-hour sales increased because of a 63% increase in wholesale sales (included in the "Other" category). A slight increase in industrial sales was completely offset by lower residential and commercial sales. Industrial sales increased slightly as increased sales to the broad-based, smaller industrial customer group entirely offset lower sales to the largest industrial customers. Residential and commercial sales were negatively affected by the milder spring weather as compared with the 1994 period. Kilowatt-hour sales data does not reflect a significant portion of the effect of the hot and humid weather in the second half of June 1995 because those sales were not billed by the end of the month.

Total kilowatt-hour sales increased for the six-month period in 1995 because of a 62% increase in wholesale sales. An increase in industrial sales was completely offset by lower residential and commercial sales. Industrial sales increased as increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group entirely offset lower sales to large steel industry customers. Residential and commercial sales were negatively affected by the milder weather as compared with the 1994 period. Weather-normalized residential sales were 2% lower for the 1995 six-month period than for the 1994 period, while weather-normalized commercial sales increased 0.4%.

The significant percentage increases in wholesale sales for the 1995 second quarter and six-month period were related to the low level of activity in the comparable 1994 periods. Wholesale sales and revenues in the first and second quarters of 1994 were suppressed by soft market conditions and limited power availability for bulk power transactions because of generating plant outages.

Miscellaneous revenues decreased in 1995 from the 1994 amounts primarily because the 1994 amounts included the billings to other utility owners and lessees for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1.

Second quarter operating expenses in 1995 increased 1.6% from the 1994 amount. Lower power production expenses and cost-control measures combined to reduce other operation and maintenance expenses. Generating unit maintenance outages in 1994 had increased the level of power production expenses significantly for the 1994 comparable period. The cost-control measures have also helped to mitigate the increases in several operating expense categories. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. An increase in depreciation and amortization expenses included an increase in nuclear plant decommissioning expense accruals for the 1995 second quarter as a result of the revisions to the cost estimates implemented in September 1994, when the true-up adjustments for the first eight months of 1994 were recorded. A decrease in deferred operating expenses resulted primarily from lower deferrals for postretirement benefits other than pensions in the 1995 period pursuant to the Rate Stabilization Program, which was approved by the PUCO for the Operating Companies in 1992. Federal income taxes increased as a result of higher pretax operating income.

Second quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. A decrease in investment and other income lowered "Other Income and Deductions, Net".

Six-month operating expenses in 1995 increased 0.7% from the 1994 amount. Other operation and maintenance expenses decreased for the same reasons cited for the decrease in second quarter 1995 other operation and maintenance expenses. Fuel and purchased power expenses increased for the same reasons cited for the increase in second quarter 1995 fuel and purchased power expenses. More than half of the increase in depreciation and amortization expenses was attributable to an increase in nuclear plant decommissioning expense accruals. Federal income taxes increased as a result of higher pretax operating income.

The six-month 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. A decrease in investment and other income which lowered "Other Income and Deductions, Net" partially offset the carrying charge increase.



                                     THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                                   INCOME STATEMENT
                                                     (Unaudited)
                                                     (Thousands)



                                                                     Three Months Ended            Six Months Ended
                                                                           June 30,                    June 30,
                                                                    ---------------------        ---------------------
                                                                      1995         1994            1995         1994
                                                                    --------     --------        --------     --------
OPERATING REVENUES                                                $ 424,362    $ 414,804       $ 834,745    $ 822,659


OPERATING EXPENSES
  Fuel and Purchased Power (1)                                      101,831       92,032         207,893      191,971
  Other Operation and Maintenance                                   100,315      105,624         194,969      203,784
  Generation Facilities Rental Expense, Net                          13,891       13,891          27,783       27,783
  Depreciation and Amortization                                      48,883       47,637          97,487       95,629
  Taxes, Other Than Federal Income Taxes                             58,559       58,959         116,247      118,044
  Deferred Operating Expenses, Net                                   (9,564)     (10,307)        (20,457)     (20,026)
  Federal Income Taxes                                               19,377       15,916          34,452       28,910
                                                                    --------     --------        --------     --------
    Total Operating Expenses                                        333,292      323,752         658,374      646,095
                                                                    --------     --------        --------     --------
OPERATING INCOME                                                     91,070       91,052         176,371      176,564

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                  (122)         947             966        1,577
  Other Income and Deductions, Net                                      845        1,213           1,137        3,112
  Deferred Carrying Charges                                           7,715        6,226          15,363       12,463
  Federal Income Taxes - Credit (Expense)                              (408)        (906)           (903)      (1,962)
                                                                    --------     --------        --------     --------
    Total Nonoperating Income                                         8,030        7,480          16,563       15,190
                                                                    --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                                       99,100       98,532         192,934      191,754

INTEREST CHARGES
  Long-Term Debt                                                     61,337       60,080         121,305      120,513
  Short-Term Debt                                                     1,143        1,307           1,794        1,933
  Allowance for Borrowed Funds Used During Construction                (965)      (1,161)         (1,378)      (1,905)
                                                                    --------     --------        --------     --------
    Net Interest Charges                                             61,515       60,226         121,721      120,541
                                                                    --------     --------        --------     --------
NET INCOME                                                           37,585       38,306          71,213       71,213

  Preferred Dividend Requirements                                    10,718       11,366          21,675       22,868
                                                                    --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  26,867    $  26,940       $  49,538    $  48,345
                                                                    ========     ========        ========     ========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                                $  26,161    $  27,945       $  49,557    $  57,613

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.


                        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1995              1994
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,816,896      $  6,870,651
  Accumulated Depreciation and Amortization                    (2,023,648)       (2,013,775)
                                                               -----------       -----------
                                                                4,793,248         4,856,876
  Construction Work In Progress                                    99,827            99,376
                                                               -----------       -----------
                                                                4,893,075         4,956,252
  Nuclear Fuel, Net of Amortization                               146,567           173,745
  Other Property, Less Accumulated Depreciation                    59,765            20,575
                                                               -----------       -----------
                                                                5,099,407         5,150,572

CURRENT ASSETS
  Cash and Temporary Cash Investments                              61,935            65,643
  Amounts Due from Customers and Others, Net                      136,292           146,412
  Amounts Due from Affiliates                                       4,463             5,002
  Unbilled Revenues                                                76,500            71,500
  Materials and Supplies, at Average Cost                          97,425            94,563
  Fossil Fuel Inventory, at Average Cost                           24,431            16,186
  Taxes Applicable to Succeeding Years                            127,544           179,716
  Other                                                             5,195             4,343
                                                               -----------       -----------
                                                                  533,785           583,365
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      650,782           641,249
  Unamortized Loss on Reacquired Debt                              60,481            57,827
  Carrying Charges and Operating Expenses                         614,082           578,302
  Nuclear Plant Decommissioning Trusts                             51,843            44,211
  Other                                                           110,468            95,114
                                                               -----------       -----------
                                                                1,487,656         1,416,703
                                                               -----------       -----------
                                                             $  7,120,848      $  7,150,640
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,103,435      $  1,058,190
  Preferred Stock
    With Mandatory Redemption Provisions                          217,410           245,971
    Without Mandatory Redemption Provisions                       240,871           240,871
  Long-Term Debt                                                2,790,558         2,543,036
                                                               -----------       -----------
                                                                4,352,274         4,088,068

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           154,374           281,785
  Current Portion of Lease Obligations                             53,508            47,403
  Accounts Payable                                                 89,651            87,954
  Accounts and Notes Payable to Affiliates                         58,308           117,635
  Accrued Taxes                                                   193,122           309,724
  Accrued Interest                                                 60,522            62,210
  Dividends Declared                                                6,924            18,075
  Other                                                            36,191            33,028
                                                               -----------       -----------
                                                                  652,600           957,814
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              186,580           192,151
  Accumulated Deferred Federal Income Taxes                     1,267,429         1,233,830
  Unamortized Gain from Bruce Mansfield Plant Sale                318,804           326,930
  Accumulated Deferred Rents for Bruce Mansfield Plant             88,029            84,454
  Nuclear Fuel Lease Obligations                                  109,794           132,180
  Retirement Benefits                                              62,072            59,471
  Other                                                            83,266            75,742
                                                               -----------       -----------
                                                                2,115,974         2,104,758
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                               -----------       -----------
                                                             $  7,120,848      $  7,150,640
                                                               ===========       ===========

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.


                                            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                                             CASH FLOWS
                                                             (Unaudited)
                                                             (Thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                                  ------------------------
                                                                                                   1995        1994
                                                                                        ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $71,213     $71,213
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       97,487      95,629
                Deferred Federal Income Taxes                                                       24,004      14,492
                Unbilled Revenues                                                                   (5,000)      3,000
                Deferred Fuel                                                                       15,393     (10,899)
                Deferred Carrying Charges                                                          (15,363)    (12,463)
                Leased Nuclear Fuel Amortization                                                    33,987      26,425
                Deferred Operating Expenses, Net                                                   (20,457)    (20,026)
                Allowance for Equity Funds Used During Construction                                   (966)     (1,577)
                Changes in Amounts Due from Customers and Others, Net                               10,120     (11,105)
                Changes in Inventories                                                             (11,107)        610
                Changes in Accounts Payable                                                          1,697       9,806
                Changes in Working Capital Affecting Operations                                    (64,495)    (20,191)
                Other Noncash Items                                                                (13,165)      5,622
                                                                                                  --------    --------
                  Total Adjustments                                                                 52,135      79,323
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                               123,348     150,536

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                                          (58,100)     47,600
              First Mortgage Bond Issues                                                           353,900          --
              Maturities, Redemptions and Sinking Funds                                           (265,063)    (53,105)
              Nuclear Fuel Lease Obligations                                                       (23,092)    (27,193)
              Dividends Paid                                                                       (36,967)    (65,902)
              Premiums, Discounts and Expenses                                                      (8,644)         --
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (37,966)    (98,600)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (65,316)    (73,071)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                 (1,378)     (1,905)
              Contributions to Nuclear Plant Decommissioning Trusts                                 (6,408)     (2,435)
              Other Cash Applied                                                                   (15,988)     (5,969)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (89,090)    (83,380)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       (3,708)    (31,444)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              65,643      77,374
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                   $61,935     $45,930
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                               $105,000    $105,000
              Federal Income Taxes                                                                  20,900          --

            The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.


                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First Quarter 1995 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1995, Cleveland Electric completed financings as discussed in Notes 4 and 5.

In August 1995, Cleveland Electric issued $45.15 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2025-A, as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds will be used to refund in September 1995 $45.15 million of the authority's tax-exempt bonds that were issued in 1985. Concurrently with the refunding of the authority's 1985 bonds, Cleveland Electric's first mortgage bonds securing that issue will be redeemed.

Also, in August 1995, Cleveland Electric plans to issue $40.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-B, and $2.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-C, as collateral security for the sale by two other public authorities of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authorities' bonds will be used to refund in September 1995 equal principal amounts of the authorities' tax-exempt bonds that were issued in 1985. Concurrently with the refunding of the authorities' 1985 bonds, Cleveland Electric's first mortgage bonds securing those issues will be redeemed.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1995, Cleveland Electric would have been permitted to issue approximately $275 million of additional first mortgage bonds after giving effect to the first mortgage bond issuances and redemptions through September 1995 discussed above and the additional mandatory redemptions of $70.75 million aggregate principal amount of first mortgage bonds and secured medium-term notes through September 1995.

Results of Operations

Factors contributing to the 2.3% and 1.5% increases in 1995 operating revenues from 1994 for the second quarter and six months, respectively, are shown as follows:

                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Factors                             Months       Months
                                                        (millions)

     Fuel Cost Recovery Revenues                   $ 9.5        $ 19.9
     Kilowatt-hour Sales Volume and Mix              5.0          (0.8)
     Wholesale Revenues                             (0.3)          3.5
     Miscellaneous Revenues                         (4.6)        (10.5)

     Total                                         $ 9.6        $ 12.1

The increases in 1995 fuel cost recovery revenues included in customer bills resulted from increases in the fuel cost recovery factors used in 1995 to calculate these revenues compared to those used in 1994. The increases in the weighted averages of the fuel cost recovery factors for 1995 were about 16% and 17% for the second quarter and six months, respectively.

Significant increases in unbilled revenues as a result of hot and humid weather in the second half of June 1995 are included in the "Kilowatt-hour Sales Volume and Mix" amounts in the above table. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:

                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Customer Categories                 Months       Months

               Residential                          (2.2)%       (5.7)%
               Commercial                            0.1          0.1
               Industrial                            0.3           -
               Other                                70.5         65.8
               Total                                 3.4          2.5

Second quarter 1995 total kilowatt-hour sales increased because a 234% increase in wholesale sales (included in the "Other" category) completely offset the decrease in residential sales. Residential sales were negatively affected by the milder spring weather as compared with the 1994 period; however, commercial sales increased slightly. Industrial sales increased slightly as increased sales to the broad-based, smaller industrial customer group entirely offset lower sales to large steel industry customers. Kilowatt-hour sales data does not reflect a significant portion of the effect of the hot and humid weather in the second half of June 1995 because those sales were not billed by the end of the month.

Total kilowatt-hour sales increased for the six-month period in 1995 because a 149% increase in wholesale sales completely offset the decrease in residential sales. Residential sales were negatively affected by the milder weather as compared with the 1994 period. Weather-normalized residential sales were 3% lower for the 1995 six-month period than for the 1994 period. Commercial sales increased slightly. Industrial sales were virtually the same as for the 1994 period as lower sales to large steel industry customers entirely offset increased sales to the broad-based, smaller industrial customer group.

The significant percentage increases in wholesale sales for the 1995 second quarter and six-month period were related to the low level of activity in the comparable 1994 periods. Wholesale sales and revenues in the first and second quarters of 1994 were suppressed by soft market conditions and limited power availability for bulk power transactions because of generating plant outages.

Miscellaneous revenues decreased in 1995 from the 1994 amounts primarily because the 1994 amounts included the billings to other utility owners and lessees for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1.

Second quarter operating expenses in 1995 increased 2.9% from the 1994 amount. Lower power production expenses and cost-control measures combined to reduce other operation and maintenance expenses. Generating unit maintenance outages in 1994 had increased the level of power production expenses significantly for the 1994 comparable period. The cost-control measures have also helped to mitigate the increases in several operating expense categories. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. An increase in depreciation and amortization expenses included an increase in nuclear plant decommissioning expense accruals for the 1995 second quarter as a result of the revisions to the cost estimates implemented in September 1994, when the true-up adjustments for the first eight months of 1994 were recorded. Federal income taxes increased as a result of higher pretax operating income.

Second quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. The Rate Stabilization Program was approved by the PUCO for Cleveland Electric in 1992.

Six-month operating expenses in 1995 increased 1.9% from the 1994 amount. Other operation and maintenance expenses decreased for the same reasons cited for the decrease in second quarter 1995 other operation and maintenance expenses. Fuel and purchased power expenses increased for the same reasons cited for the increase in second quarter 1995 fuel and purchased power expenses. More than half of the increase in depreciation and amortization expenses was attributable to an increase in nuclear plant decommissioning expense accruals. Federal income taxes increased as a result of higher pretax operating income.

The six-month 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. A decrease in investment and other income which lowered "Other Income and Deductions, Net" partially offset the carrying charge increase. A decrease in the six-month federal income tax provision for nonoperating income in 1995 also contributed to the increase in nonoperating income.


                                             THE TOLEDO EDISON COMPANY
                                                  INCOME STATEMENT
                                                     (Unaudited)
                                                     (Thousands)



                                                                     Three Months Ended             Six Months Ended
                                                                           June 30,                     June 30,
                                                                    ---------------------        ---------------------
                                                                      1995         1994            1995        1994
                                                                    --------     --------        --------     --------
OPERATING REVENUES (1)                                            $ 215,043    $ 216,452       $ 421,427    $ 433,024


OPERATING EXPENSES
  Fuel and Purchased Power                                           38,466       41,350          75,957       87,023
  Other Operation and Maintenance                                    56,611       60,905         108,672      116,613
  Generation Facilities Rental Expense, Net                          25,960       25,876          51,920       51,751
  Depreciation and Amortization                                      21,140       19,959          41,984       40,281
  Taxes, Other Than Federal Income Taxes                             23,748       23,443          47,897       47,191
  Deferred Operating Expenses, Net                                   (5,142)      (5,555)        (10,313)     (10,688)
  Federal Income Taxes                                                9,019        7,623          16,674       14,994
                                                                    --------     --------        --------     --------
    Total Operating Expenses                                        169,802      173,601         332,791      347,165
                                                                    --------     --------        --------     --------
OPERATING INCOME                                                     45,241       42,851          88,636       85,859

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   392          304             679          517
  Other Income and Deductions, Net                                    1,110        1,154           3,128        1,622
  Deferred Carrying Charges                                           3,908        3,559           7,832        7,239
  Federal Income Taxes - Credit (Expense)                              (501)        (352)         (1,282)        (378)
                                                                    --------     --------        --------     --------
    Total Nonoperating Income                                         4,909        4,665          10,357        9,000
                                                                    --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                                       50,150       47,516          98,993       94,859

INTEREST CHARGES
  Long-Term Debt                                                     26,321       27,004          53,431       54,917
  Short-Term Debt                                                     1,965        1,048           4,465        1,940
  Allowance for Borrowed Funds Used During Construction                (108)        (190)           (385)        (228)
                                                                    --------     --------        --------     --------
    Net Interest Charges                                             28,178       27,862          57,511       56,629
                                                                    --------     --------        --------     --------
NET INCOME                                                           21,972       19,654          41,482       38,230

  Preferred Dividend Requirements                                     4,696        5,200           9,479       10,358
                                                                    --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  17,276    $  14,454       $  32,003    $  27,872
                                                                    ========     ========        ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                                        $  26,161    $  27,945       $  49,557    $  57,613

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.


                                  THE TOLEDO EDISON COMPANY
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1995              1994
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,881,337      $  2,899,345
  Accumulated Depreciation and Amortization                      (902,773)         (892,331)
                                                               -----------       -----------
                                                                1,978,564         2,007,014
  Construction Work In Progress                                    22,921            30,119
                                                               -----------       -----------
                                                                2,001,485         2,037,133
  Nuclear Fuel, Net of Amortization                                98,380           119,477
  Other Property, Less Accumulated Depreciation                    19,197             5,994
                                                               -----------       -----------
                                                                2,119,062         2,162,604

CURRENT ASSETS
  Cash and Temporary Cash Investments                              69,340            87,800
  Amounts Due from Customers and Others, Net                       58,430            61,794
  Amounts Due from Affiliates                                      20,606            18,929
  Unbilled Revenues                                                23,844            21,844
  Materials and Supplies, at Average Cost                          43,421            44,730
  Fossil Fuel Inventory, at Average Cost                           15,514            12,498
  Taxes Applicable to Succeeding Years                             53,476            72,160
  Other                                                             1,774             2,369
                                                               -----------       -----------
                                                                  286,405           322,124
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      408,611           405,308
  Unamortized Loss from Beaver Valley Unit 2 Sale                  98,452           100,698
  Unamortized Loss on Reacquired Debt                              27,698            28,094
  Carrying Charges and Operating Expenses                         396,858           378,751
  Nuclear Plant Decommissioning Trusts                             44,141            37,755
  Other                                                            67,315            66,798
                                                               -----------       -----------
                                                                1,043,075         1,017,404
                                                               -----------       -----------
                                                             $  3,448,542      $  3,502,132
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    716,506      $    684,568
  Preferred Stock
    With Mandatory Redemption Provisions                            5,020             6,685
    Without Mandatory Redemption Provisions                       210,000           210,000
  Long-Term Debt                                                1,111,828         1,154,046
                                                               -----------       -----------
                                                                2,043,354         2,055,299

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            75,055            82,891
  Current Portion of Lease Obligations                             40,996            35,696
  Accounts Payable                                                 47,820            48,190
  Accounts Payable to Affiliates                                   27,372            30,701
  Accrued Taxes                                                    46,911            74,909
  Accrued Interest                                                 26,247            27,027
  Other                                                            17,912            16,566
                                                               -----------       -----------
                                                                  282,313           315,980
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               83,012            86,673
  Accumulated Deferred Federal Income Taxes                       554,508           540,836
  Unamortized Gain from Bruce Mansfield Plant Sale                193,091           198,089
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                       60,827            54,165
  Nuclear Fuel Lease Obligations                                   70,105            87,285
  Retirement Benefits                                             102,886           102,897
  Other                                                            58,446            60,908
                                                               -----------       -----------
                                                                1,122,875         1,130,853
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                               -----------       -----------
                                                             $  3,448,542      $  3,502,132
                                                               ===========       ===========

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.


                                                     THE TOLEDO EDISON COMPANY
                                                             CASH FLOWS
                                                             (Unaudited)
                                                             (Thousands)
                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               ------------------------
                                                                                                   1995        1994
                                                                                               ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $41,482     $38,230
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       41,984      40,281
                Deferred Federal Income Taxes                                                       10,603      15,348
                Unbilled Revenues                                                                   (2,000)      2,000
                Deferred Fuel                                                                          294       1,716
                Deferred Carrying Charges                                                           (7,832)     (7,239)
                Leased Nuclear Fuel Amortization                                                    26,019      22,013
                Deferred Operating Expenses, Net                                                   (10,313)    (10,688)
                Allowance for Equity Funds Used During Construction                                   (679)       (517)
                Changes in Amounts Due from Customers and Others, Net                                3,364      (7,954)
                Changes in Inventories                                                              (1,707)        (78)
                Changes in Accounts Payable                                                           (370)     (1,684)
                Changes in Working Capital Affecting Operations                                    (13,159)     (7,236)
                Other Noncash Items                                                                  5,768      11,817
                                                                                                  --------    --------
                  Total Adjustments                                                                 51,972      57,779
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                                93,454      96,009

            CASH FLOWS FROM FINANCING ACTIVITIES
              First Mortgage Bond Issue                                                             45,000          --
              Maturities, Redemptions and Sinking Funds                                            (97,678)    (31,476)
              Nuclear Fuel Lease Obligations                                                       (16,801)    (21,884)
              Dividends Paid                                                                        (9,544)    (10,289)
              Premiums, Discounts and Expenses                                                      (4,812)         --
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                               (83,835)    (63,649)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (17,451)    (15,913)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                   (385)       (228)
              Loans to Affiliates                                                                       --     (26,000)
              Contributions to Nuclear Plant Decommissioning Trusts                                 (5,386)     (2,162)
              Other Cash Applied                                                                    (4,857)     (1,422)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (28,079)    (45,725)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                      (18,460)    (13,365)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              87,800      82,042
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                   $69,340     $68,677
                                                                                                  ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                                                $47,000     $47,000
              Federal Income Taxes                                                                  11,300          --

            The accompanying notes as they relate to Toledo Edison are an integral part of this statement.


                          THE TOLEDO EDISON COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First Quarter 1995 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1995, Toledo Edison completed financings as discussed in Notes 4 and 5.

In July 1995, Toledo Edison repaid a $35 million bank loan originally due in July 1996 with an annual interest rate of 9.17%.

In August 1995, Toledo Edison issued $35 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-A, and will issue $19 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-B, as collateral security for the sale by a public authority of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authority's bonds will be used to refund in September and November 1995 equal principal amounts of the authority's tax-exempt bonds that were issued in 1985. Concurrently with the refunding of the authority's 1985 bonds, Toledo Edison's pollution control notes securing those issues will be redeemed.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1995, Toledo Edison would have been permitted to issue approximately $345 million of additional first mortgage bonds after giving effect to the August 1995 first mortgage bond issuances discussed above.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At June 30, 1995, Toledo Edison would have been permitted to issue approximately $110 million of additional preferred stock at an assumed dividend rate of 10.5%.

Results of Operations

Factors contributing to the 0.7% and 2.7% decreases in 1995 operating revenues from 1994 for the second quarter and six months, respectively, are shown as follows:


                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Factors                             Months       Months
                                                        (millions)

     Kilowatt-hour Sales Volume and Mix            $ 2.0        $  2.1
     Wholesale Revenues                             (1.7)         (8.0)
     Fuel Cost Recovery Revenues                    (1.6)         (5.4)
     Miscellaneous Revenues                         (0.1)         (0.3)

     Total                                         $(1.4)       $(11.6)

Significant increases in unbilled revenues as a result of hot and humid weather in the second half of June 1995 are included in the "Kilowatt-hour Sales Volume and Mix" amounts in the above table. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:

                                                   Changes for Period
                                                   Ended June 30, 1995
                                                   Three         Six
               Customer Categories                 Months       Months

               Residential                          (0.4)%       (3.4)%
               Commercial                           (1.3)        (1.6)
               Industrial                            0.1          2.8
               Other                                (3.6)        (5.2)
               Total                                (1.3)        (1.4)

Second quarter 1995 total kilowatt-hour sales decreased because of lower residential and commercial sales and lower wholesale sales (included in the "Other" category). Residential and commercial sales were negatively affected by the milder spring weather as compared with the 1994 period. Industrial sales increased slightly as increased sales to the broad-based, smaller industrial customer group entirely offset lower sales to the largest industrial customers. Other sales decreased primarily because of lower wholesale sales to Cleveland Electric as a result of the refueling and maintenance outage of Beaver Valley Unit 2 which began in late March 1995 and ended in early May 1995. Kilowatt-hour sales data does not reflect a significant portion of the effect of the hot and humid weather in the second half of June 1995 because those sales were not billed by the end of the month.

Total kilowatt-hour sales decreased for the six-month period in 1995 because of lower residential and commercial sales and lower wholesale sales. Residential and commercial sales were negatively affected by the milder weather as compared with the 1994 period. Weather-normalized residential sales for the 1995 six-month period increased 0.6% as compared with the 1994 amount, while weather-normalized commercial sales decreased 0.1%. Industrial sales increased on the strength of increased sales to large automotive and glass manufacturers and the broad-based, smaller industrial customer group. Other sales decreased primarily because of lower wholesale sales to Cleveland Electric as a result of the aforementioned 1995 refueling and maintenance outage of Beaver Valley Unit 2.

The decreases in 1995 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1995 to calculate these revenues compared to those used in 1994. The decreases in the weighted averages of the fuel cost recovery factors for 1995 were about 6% and 9% for the second quarter and six months, respectively.

Second quarter operating expenses in 1995 decreased 2.2% from the 1994 amount. Lower power production expenses and cost-control measures combined to reduce other operation and maintenance expenses. A generating plant outage in 1994 had increased the level of power production expenses significantly for the 1994 comparable period. The cost-control measures have also helped to mitigate the increases in several operating expense categories. Fuel and purchased power expenses decreased primarily because of lower purchased power requirements resulting from the increased generation from the nuclear generating units in the 1995 second quarter. An increase in depreciation and amortization expenses included an increase in nuclear plant decommissioning expense accruals for the 1995 second quarter as a result of the revisions to the cost estimates implemented in September 1994, when the true-up adjustments for the first eight months of 1994 were recorded. Federal income taxes increased as a result of higher pretax operating income.

Six-month operating expenses in 1995 decreased 4.1% from the 1994 amount. Other operation and maintenance expenses decreased for the same reasons cited for the decrease in second quarter 1995 other operation and maintenance expenses. Fuel and purchased power expenses decreased because of less fuel expense and lower purchased power requirements, both factors resulting from the increased generation from the nuclear generating units in the 1995 period. About one-half of the increase in depreciation and amortization expenses was attributable to an increase in nuclear plant decommissioning expense accruals. Federal income taxes increased as a result of higher pretax operating income.

Six-month 1995 nonoperating income increased from the 1994 amount primarily because of increased investment income (included in "Other Income and Deductions, Net") and increased credits for carrying charges relating to the Rate Stabilization Program, which was approved by the PUCO for Toledo Edison in 1992. The federal income tax provision for nonoperating income increased accordingly.





PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

1.   Cleveland Electric

     a. A Special Meeting of Cleveland Electric's preferred stock share owners was held on June 14, 1995.

     b. The only matter submitted to preferred stock share owners for a vote at the Special Meeting was for the approval of new Amended Articles of Incorporation to increase the number of authorized shares of Cleveland Electric preferred stock.

         The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
            1,447,627        32,041         43,718          854,758


2.   Toledo Edison

     a. A Special Meeting of Toledo Edison's preferred stock share owners was held on June 14, 1995.

     b. The only matter submitted to preferred stock share owners at the Special Meeting was for the approval of the Agreement of Merger between Toledo Edison and Cleveland Electric.

         The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
            1,573,495        69,079         49,686          445,751


Item 5.  Other Information

1.   Garfield Heights

     For background relating to this topic, see "Item 1. Business--Operations --Competitive Conditions--Cleveland Electric" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K").

     On June 29, 1995, The Public Utilities Commission of Ohio ("PUCO") ruled that a rate reduction in the City of Garfield Heights was not warranted. Garfield Heights had passed an ordinance in March 1994 calling for a 30% reduction in rates for Cleveland Electric's customers within that city. Cleveland Electric appealed the ordinance to the PUCO. Each party has subsequently filed an application for rehearing concerning certain provisions of the PUCO's ruling.

2.   City of Clyde

     For background relating to this topic, see "Item 1. Business--Operations --Competitive Conditions--Toledo Edison" in the 1994 Form 10-K.

     On June 23, 1995, the Court of Appeals for Sandusky County, Ohio denied Toledo Edison's challenge to an ordinance passed by the City of Clyde in January 1995 which prohibits new customers from using Toledo Edison service. Toledo Edison has appealed this decision to the Ohio Supreme Court.

3.   Rate Freeze Ordinances

     For background relating to this topic, see "Item 5. Other Information 1. Rate Freeze Ordinances" in the Companies' Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     In May 1995, the cities of Parma, Brook Park and Berea and the Village of Brooklyn Heights each rescinded ordinances passed in those communities in April 1995 which attempted to freeze Cleveland Electric rates through 1997.

4.   Federal Energy Regulatory Commission Proposed Rules on Transmission Access

     On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued proposed rules relating to open access transmission services by public utilities, recovery of stranded costs and other related matters. The open access proposed rules would require all utilities subject to FERC jurisdiction to offer non-discriminatory open access transmission service tariffs to wholesale buyers and sellers of electric power. The proposed rules would require transmission owners to offer wholesale transmission customers services which are comparable to the services the owners provide for the transmission of their own power. In the proposed rules on stranded costs, the FERC indicates that utilities are entitled to full recovery of legitimate, prudent and verifiable stranded costs at both the state and federal level.

     On May 25, 1995, the Operating Companies filed with the FERC non-discriminatory open access transmission tariffs which were drafted using the proposed rules as a guideline. On August 7, 1995, Centerior Energy filed comments with the FERC on the proposed rules.

     The long-range impact of the proposed rules on the Operating Companies is uncertain at this time. In the near term, the impact of the requirement to provide transmission services is not expected to be material because the Operating Companies have provided transmission services to wholesale customers within their respective service territories since the late 1970s.

5.   Medical Center Company

     For background relating to this topic, see "Item 1. Business-Operations --Competitive Conditions--Cleveland Electric" in the 1994 Form 10-K and "Part I. Financial Information--Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook--Competition-- Cleveland Public Power" in the Centerior Energy and Cleveland Electric Quarterly Reports on Form 10-Q for the quarter ended March 31, 1995.

     On August 10, 1995, the PUCO dismissed a complaint filed by Cleveland Electric against American Electric Power Company ("AEP") and Medical Center Company ("Medco") concerning a proposed power contract between Medco and Cleveland Public Power ("CPP"). An operating subsidiary of AEP has agreed to sell the necessary power to CPP. Cleveland Electric has contended, among other things, that this transaction is in reality a direct purchase from AEP in violation of Ohio's certified territory statute. The PUCO dismissed the case on jurisdictional grounds. Cleveland Electric plans to request a rehearing of the matter.


Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     None.

b.   Reports on Form 8-K

     During the quarter ended June 30, 1995, Centerior Energy, Cleveland Electric and Toledo Edison each filed the following Current Report on Form 8-K:

     A Form 8-K dated June 14, 1995 was filed on June 16, 1995 to report, under "Item 5. Other Events -- 1. 1995 Special Meetings", that, at Special Meetings of the preferred stock share owners of Cleveland Electric and Toledo Edison held on June 14, 1995, Cleveland Electric preferred share owners approved an increase in the number of authorized shares of Cleveland Electric preferred stock and Toledo Edison preferred share owners approved the Agreement of Merger between Toledo Edison and Cleveland Electric.

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










Date:  August 11, 1995