Form 10-Q
period 1995-09-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1995-11-13
CIK 774197, 20947, 352049

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         (Mark One)

        [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

         [    ]    Transition report pursuant to Section 13 or 15 (d) of the
                              Securities Exchange Act of 1934
                 For the transition period from _____ to _____



Commission      Registrant; State of Incorporation;         I.R.S. Employer
File Number        Address; and Telephone Number           Identification No.
-----------     -----------------------------------        ------------------
  1-9130        CENTERIOR ENERGY CORPORATION                  34-1479083
                (An Ohio Corporation)
                6200 Oak Tree Boulevard
                Independence, Ohio  44131
                Telephone (216) 447-3100

  1-2323        THE CLEVELAND ELECTRIC                        34-0150020
                  ILLUMINATING COMPANY
                (An Ohio Corporation)
                55 Public Square
                Cleveland, Ohio  44113
                Telephone (216) 622-9800

  1-3583        THE TOLEDO EDISON COMPANY                     34-4375005
                (An Ohio Corporation)
                300 Madison Avenue
                Toledo, Ohio  43652
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

Yes   X       No
    _____         _____

         On November 8, 1995, there were 148,031,503 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

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

                                        TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

         CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
         THE TOLEDO EDISON COMPANY

         Notes to the Financial Statements       (Unaudited)              1

         CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

             Income Statement                                             4
             Balance Sheet                                                5
             Cash Flows                                                   6
             Management's Discussion and Analysis of Financial            7
               Condition and Results of Operations


         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY

             Income Statement                                             11
             Balance Sheet                                                12
             Cash Flows                                                   13
             Management's Discussion and Analysis of Financial            14
               Condition and Results of Operations


         THE TOLEDO EDISON COMPANY

             Income Statement                                             18
             Balance Sheet                                                19
             Cash Flows                                                   20
             Management's Discussion and Analysis of Financial            21
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                      24
          Item 6.  Exhibits and Reports on Form 8-K                       30
          Signatures                                                      31

          Exhibit Index                                                   32


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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair statement of financial position at September 30, 1995 and results of operations for the three months and nine months ended September 30, 1995 and 1994 have been included. All such adjustments were normal recurring adjustments.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K) and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1995 (First Quarter 1995 Form 10-Q) and the quarter ended June 30, 1995 (Second Quarter 1995 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

In August 1995, Cleveland Electric formed a wholly owned subsidiary to serve as the transferor in connection with an asset-backed securitization expected to be completed within the next few months. At September 30, 1995, the subsidiary was not yet funded.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At September 30, 1995, Cleveland Electric and Toledo Edison had $239.5 million and $165.2 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the nine months ended September 30, 1995 and 1994 were as follows:

                                             1995        1994

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20
            Paid August 15                    .20         .20
            Paid November 15                  .20         .20

Common stock cash dividends declared by Cleveland Electric during the nine months ended September 30, 1995 and 1994 were as follows:

                                             1995        1994
                                                (millions)

            Paid in February                 $  -        $18.6
            Paid in May                       15.0        24.2
            Paid in August                    29.6        24.3

Also, during the third quarter of 1994, Cleveland Electric declared property dividends totaling $25.6 million for the transfer of its investments in three wholly owned subsidiaries to Centerior Energy.

Toledo Edison did not declare any common stock dividends during the nine months ended September 30, 1995 and 1994.

(4)  Financing Activity

During the three months ended September 30, 1995, the Operating Companies issued and redeemed or retired debt and preferred stock as follows:

                               Cleveland Electric

Cleveland Electric issued $45.15 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2025-A, as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used in refunding at 102% of face value an equal principal amount of the authority's tax-exempt bonds that were issued in 1985 with a 10.5% interest rate. Concurrently with the refunding of the authority's 1985 bonds, Cleveland Electric's first mortgage bonds securing the authority's 1985 bonds were redeemed.

Cleveland Electric also issued $40.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-B, and $2.9 million principal amount of First Mortgage Bonds, 7.70% Series due 2025-C, as collateral security for the sale by two other public authorities of equal principal amounts of tax-exempt bonds. The proceeds from the sales of the public authorities' bonds were used in refunding at face value equal principal amounts of the authorities' tax-exempt bonds that were issued in 1985 with a variable interest rate (8.75% most recently). Concurrently with the refunding of the authorities' 1985 bonds, Cleveland Electric's first mortgage bonds securing those issues were redeemed.

Mandatory redemptions consisted of $70 million aggregate principal amount of secured medium-term notes; $1.7 million of first mortgage bonds, bank loans and pollution control notes; and $1 million of Serial Preferred Stock, $7.35 Series C. Also, Cleveland Electric optionally purchased and retired 1,000 shares of Serial Preferred Stock, $90.00 Series S, for $0.9 million.

                                 Toledo Edison

Toledo Edison issued $35 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-A, as collateral security for the sale by a public authority of an equal principal amount of tax-exempt bonds. The proceeds from the sale of the public authority's bonds were used in refunding at 102% of face value $30 million principal amount of the authority's tax-exempt bonds that were issued in 1985 with a 12.25% interest rate and for the redemption of $5 million principal amount of the authority's maturing tax-exempt bonds that were issued in 1985 with a 10.75% interest rate. Concurrently with the refunding of the authority's 1985 bonds, Toledo Edison's pollution control notes securing those issues were redeemed.

Toledo Edison also issued $19 million principal amount of First Mortgage Bonds, 7-3/4% Series due 2020-B, as collateral security for the sale by the same public authority of an equal principal amount of tax-exempt bonds. At September 30, 1995, the proceeds of the new issue had been irrevocably deposited in escrow for the November 1995 refunding at 102% of face value of an equal principal amount of the authority's tax-exempt bonds that were issued in 1985 with a 10.75% interest rate. The authority's 1985 bonds were collaterally secured by Toledo Edison's pollution control note. In the balance sheet at September 30, 1995, the asset for the escrowed amount was offset against the total amount of the long-term debt obligation.

Toledo Edison also repaid a $35 million bank loan originally due in July 1996 with an annual interest rate of 9.17%.

Other mandatory redemptions consisted of $10 million of Cumulative Preferred Stock, $25 par value, $2.81 Series; and $1 million of bank loans and other long-term debt.

(5)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1994 Form 10-K and "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q and in the First and Second Quarter 1995 Form 10-Qs.

                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                INCOME STATEMENT
                                  (Unaudited)
                     (Thousands, Except Per Share Amounts)

                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   ---------------------        -------------------------
                                                                     1995         1994             1995           1994
                                                                   --------     --------        ----------     ----------
OPERATING REVENUES                                                $ 739,579    $ 666,985       $ 1,934,105    $ 1,850,989


OPERATING EXPENSES
  Fuel and Purchased Power                                          127,914      112,342           361,008        332,663
  Other Operation and Maintenance                                   167,818      137,453           458,973        444,579
  Generation Facilities Rental Expense, Net                          39,873       39,768           119,576        119,302
  Depreciation and Amortization                                      70,420       72,478           209,891        208,389
  Taxes, Other Than Federal Income Taxes                             81,961       82,318           246,341        247,903
  Deferred Operating Expenses, Net                                  (16,772)     (14,877)          (47,542)       (45,591)
  Federal Income Taxes                                               63,827       51,882           114,769         95,556
                                                                   --------     --------        ----------     ----------
    Total Operating Expenses                                        535,041      481,364         1,463,016      1,402,801
                                                                   --------     --------        ----------     ----------
OPERATING INCOME                                                    204,538      185,621           471,089        448,188

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   120        1,197             1,766          3,291
  Other Income and Deductions, Net                                   (2,094)       1,416             1,176          6,105
  Deferred Carrying Charges                                          11,804       10,009            34,999         29,711
  Federal Income Taxes - Credit (Expense)                               254         (928)           (2,543)        (3,672)
                                                                   --------     --------        ----------     ----------
    Total Nonoperating Income                                        10,084       11,694            35,398         35,435
                                                                   --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                                      214,622      197,315           506,487        483,623

INTEREST CHARGES
  Long-Term Debt                                                     89,204       87,818           263,939        263,249
  Short-Term Debt                                                     1,744        2,130             7,315          5,376
  Allowance for Borrowed Funds Used During Construction                (197)      (1,200)           (1,960)        (3,334)
                                                                   --------     --------        ----------     ----------
    Net Interest Charges                                             90,751       88,748           269,294        265,291
                                                                   --------     --------        ----------     ----------
INCOME AFTER INTEREST CHARGES                                       123,871      108,567           237,193        218,332

  Preferred Dividend Requirements of Subsidiaries                    14,959       16,429            46,113         49,655
                                                                   --------     --------        ----------     ----------
NET INCOME                                                        $ 108,912    $  92,138       $   191,080    $   168,677
                                                                   ========     ========        ==========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          148,032      148,023           148,032        147,780
                                                                   ========     ========        ==========     ==========
EARNINGS PER COMMON SHARE                                         $     .74    $     .62       $      1.29    $      1.14
                                                                   ========     ========        ==========     ==========



The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEET
                                  (Thousands)

                                                              September 30,      December 31,
                                                                  1995              1994
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,742,349      $  9,769,996
  Accumulated Depreciation and Amortization                    (2,987,593)       (2,906,106)
                                                              -----------       -----------
                                                                6,754,756         6,863,890
  Construction Work In Progress                                    98,167           129,495
                                                              -----------       -----------
                                                                6,852,923         6,993,385
  Nuclear Fuel, Net of Amortization                               215,840           293,222
  Other Property, Less Accumulated Depreciation                   101,800            50,018
                                                              -----------       -----------
                                                                7,170,563         7,336,625

CURRENT ASSETS
  Cash and Temporary Cash Investments                             235,413           186,399
  Amounts Due from Customers and Others, Net                      257,606           211,178
  Unbilled Revenues                                                82,344            93,344
  Materials and Supplies, at Average Cost                         126,340           139,293
  Fossil Fuel Inventory, at Average Cost                           26,282            28,684
  Taxes Applicable to Succeeding Years                            108,615           251,877
  Other                                                            17,604            14,822
                                                              -----------       -----------
                                                                  854,204           925,597
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes    1,059,193         1,046,317
  Unamortized Loss from Beaver Valley Unit 2 Sale                  97,329           100,698
  Unamortized Loss on Reacquired Debt                              90,044            85,921
  Carrying Charges and Operating Expenses                       1,039,478           957,053
  Nuclear Plant Decommissioning Trusts                             99,843            81,967
  Other                                                           156,076           157,278
                                                              -----------       -----------
                                                                2,541,963         2,429,234
                                                              -----------       -----------
                                                             $ 10,566,730      $ 10,691,456
                                                              ===========       ===========
         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,954,432      $  1,881,930
  Preferred Stock
    With Mandatory Redemption Provisions                          220,440           252,656
    Without Mandatory Redemption Provisions                       450,871           450,871
  Long-Term Debt                                                3,791,754         3,697,082
                                                              -----------       -----------
                                                                6,417,497         6,282,539
CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           222,665           373,451
  Current Portion of Lease Obligations                             91,642            83,099
  Accounts Payable                                                163,292           143,919
  Accrued Taxes                                                   216,253           384,114
  Accrued Interest                                                 97,704            89,556
  Dividends Declared                                               44,428            15,376
  Other                                                            69,368            59,964
                                                              -----------       -----------
                                                                  905,352         1,149,479
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              264,907           278,824
  Accumulated Deferred Federal Income Taxes                     1,843,756         1,778,429
  Unamortized Gain from Bruce Mansfield Plant Sale                505,333           525,020
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                      150,186           138,619
  Nuclear Fuel Lease Obligations                                  156,917           219,465
  Retirement Benefits                                             177,718           176,221
  Other                                                           145,064           142,860
                                                              -----------       -----------
                                                                3,243,881         3,259,438
COMMITMENTS AND CONTINGENCIES (Note 5)
                                                              -----------       -----------
                                                             $ 10,566,730      $ 10,691,456
                                                              ===========       ===========


The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                   CASH FLOWS
                                  (Unaudited)
                                  (Thousands)
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   ------------------------
                                                                                       1995         1994
                                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                          $191,080    $168,677
                                                                                      --------    --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                                                      209,891     208,389
    Deferred Federal Income Taxes                                                       52,248      85,218
    Unbilled Revenues                                                                   11,000      23,000
    Deferred Fuel                                                                       11,438     (17,646)
    Deferred Carrying Charges                                                          (34,999)    (29,711)
    Leased Nuclear Fuel Amortization                                                    92,682      72,771
    Deferred Operating Expenses, Net                                                   (47,542)    (45,591)
    Allowance for Equity Funds Used During Construction                                 (1,766)     (3,291)
    Changes in Amounts Due from Customers and Others, Net                              (46,428)    (22,928)
    Changes in Inventories                                                              15,355      (7,167)
    Changes in Accounts Payable                                                         19,373     (47,180)
    Changes in Working Capital Affecting Operations                                     (9,829)        146
    Other Noncash Items                                                                  8,362      16,176
                                                                                      --------    --------
      Total Adjustments                                                                279,785     232,186
                                                                                      --------    --------
      Net Cash from Operating Activities                                               470,865     400,863

CASH FLOWS FROM FINANCING ACTIVITIES
  First Mortgage Bond Issues                                                           541,850          --
  Common Stock Issues                                                                       --      11,902
  Maturities, Redemptions and Sinking Funds                                           (636,413)   (107,286)
  Nuclear Fuel Lease Obligations                                                       (69,298)    (93,155)
  Common Stock Dividends Paid                                                          (88,819)    (88,621)
  Premiums, Discounts and Expenses                                                     (13,955)       (973)
                                                                                      --------    --------
      Net Cash from Financing Activities                                              (266,635)   (278,133)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                                                        (114,686)   (149,160)
  Interest Capitalized as Allowance for Borrowed Funds Used
    During Construction                                                                 (1,960)     (3,334)
  Contributions to Nuclear Plant Decommissioning Trusts                                (11,794)     (6,896)
  Other Cash Applied                                                                   (26,776)    (14,303)
                                                                                      --------    --------
      Net Cash from Investing Activities                                              (155,216)   (173,693)
                                                                                      --------    --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       49,014     (50,963)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                             186,399     225,253
                                                                                      --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                  $235,413    $174,290
                                                                                      ========    ========
Other Payment Information:
  Interest (net of amounts capitalized)                                               $217,000    $216,000
  Federal Income Taxes                                                                  77,900       1,100


The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First and Second Quarter 1995 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1995, the Companies completed financings as discussed in Note 4.

Within the next few months, the Operating Companies plan to complete the sale of substantially all of their retail customer accounts receivable and unbilled revenues in connection with asset-backed securitization agreements which will provide for the periodic sale, assignment and repurchase of such accounts.
The aggregate net proceeds to the Operating Companies from the sale of the accounts receivable are expected to be in the range of $140 million to $170 million. Each Operating Company will use the net proceeds for general corporate purposes.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refund-able first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At
September 30, 1995, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $365 million and $283 million of additional first mortgage bonds, respectively.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At September 30, 1995, Toledo Edison would have been permitted to issue approximately $87 million of additional preferred stock at an assumed dividend rate of 12%.

Results of Operations

Factors contributing to the 10.9% and 4.5% increases in 1995 operating revenues from 1994 for the third quarter and nine months, respectively, are shown as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Factors                             Months            Months
                                                          (millions)
     Kilowatt-hour Sales Volume and Mix            $62.7             $64.0
     Wholesale Revenues                              7.9              11.2
     Fuel Cost Recovery Revenues                     0.5              15.0
     Miscellaneous Revenues                          1.5              (7.1)

     Total                                         $72.6             $83.1

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Customer Categories                 Months            Months
               Residential                          19.0%              2.8%
               Commercial                            5.6               1.9
               Industrial                            0.8               0.9
               Other                                47.0              37.6
               Total                                11.0               5.1

Third quarter 1995 total kilowatt-hour sales increased because of much hotter summer weather than that in 1994. The hot summer weather in 1995 boosted residential, commercial and wholesale sales. Weather-normalized residential sales increased 3.1% for the 1995 period, while weather-normalized commercial sales decreased 0.7%. Wholesale sales (included in the "Other" category) increased 64%. Industrial sales increased slightly as increased sales to petroleum refineries and the broad-based, smaller industrial customer group entirely offset lower sales to the other large industrial customers.

Total kilowatt-hour sales increased for the nine-month period in 1995 because of the hotter summer weather in 1995. The hot summer weather in 1995 resulted in higher residential, commercial and wholesale sales. Weather-normalized residential sales were 0.3% lower for the 1995 nine-month period than for the 1994 period, while weather-normalized commercial sales increased 0.1%. Wholesale sales increased 63%. Industrial sales increased slightly as increased sales to petroleum refineries and the broad-based, smaller industrial customer group entirely offset lower sales to the other large industrial customers.

Wholesale sales and revenues in 1994 were suppressed by soft market conditions and limited power availability for bulk power transactions because of generating plant outages.

The increases in 1995 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the third quarter of 1995 increased 7% for Cleveland Electric and decreased 4.4% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the third quarter of 1994. The weighted average of the respective fuel cost recovery factors used for the 1995 nine-month period increased 13.2% for Cleveland Electric and decreased 7.5% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the 1994 nine-month period.

Miscellaneous revenues decreased for the 1995 nine-month period from the 1994 amount primarily because the 1994 amount included the billings to other utility owners and lessees for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1.

Third quarter operating expenses in 1995 increased 11.2% from the 1994 amount. Increased other operation and maintenance expenses resulted from higher power production expenses related to increased generation and third quarter 1995 charges for an ongoing inventory reduction program and the cancellation of certain capital projects. Fuel and purchased power expenses increased primarily because of higher fuel expense attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. Federal income taxes increased as a result of higher pretax operating income. Third quarter depreciation and amortization expenses in 1995 decreased from the 1994 amount primarily because the 1994 third quarter amount included the true-up adjustments for nuclear plant decommissioning expense accruals for the first six months of 1994. This incremental expense was recorded in September 1994 when the cost estimates were revised. An increase in deferred operating expenses resulted primarily from increased deferrals for depreciation and postretirement benefits other than pensions in the 1995 period pursuant to the Rate Stabilization Program. The Rate Stabilization Program was approved by The Public Utilities Commission of Ohio (PUCO) for the Operating Companies in 1992.

Third quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation.

Nine-month operating expenses in 1995 increased 4.3% from the 1994 amount. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. The lower purchased power expense resulted from the increased availability of the nuclear generating units in the 1995 period. Other operation and maintenance expenses increased primarily because of the third quarter 1995 charges related to inventory and canceled capital projects. Federal income taxes increased as a result of higher pretax operating income.

The nine-month 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation.

Outlook--Rate Matters

The Operating Companies continue to take action to increase revenues through the enhanced marketing plan and to control costs. The full impact of these efforts will take time. Also, as discussed in Note 5 in the First Quarter 1995 Form 10-Q, each Operating Company filed a request with the PUCO in April 1995 for a rate increase to be effective in 1996. As part of the Rate Stabilization Program, during the 1992-1995 period the Operating Companies are allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. These cost deferrals and accelerated amortizations totaled $44.3 million and $129.7 million for the 1995 third quarter and nine-month period, respectively. These regulatory accounting deferrals and amortizations will end in the fourth quarter of 1995.

On November 3, 1995, the PUCO's staff (Staff) issued its report (Staff Report) relating to the Operating Companies' rate increase requests. In the Staff Report, the Staff recommended that the PUCO grant Cleveland Electric and Toledo Edison annual increases of $83.9 million and $35.2 million, respectively; however, the Staff recommended that rate relief be conditioned upon the Operating Companies' acceptance of a PUCO recommendation that the Operating Companies "commit to a significant revaluation of their asset bases over some finite period of time." The recommended conditional rate increases represent the full amounts requested by the Operating Companies. The Companies are evaluating the Staff Report and will have an opportunity to challenge recommendations with which they disagree during the hearing phase of the rate cases expected in December 1995. A PUCO decision is expected in the first quarter of 1996. For additional information, see "Part II, Item 5. Other Information -- 1. 1995 Rate Requests" in this Quarterly Report on Form 10-Q.

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                INCOME STATEMENT
                                  (Unaudited)
                                  (Thousands)



                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   ---------------------        -------------------------
                                                                     1995         1994             1995           1994
                                                                   --------     --------        ----------     ----------
OPERATING REVENUES                                                $ 525,833    $ 473,969       $ 1,360,578    $ 1,296,628


OPERATING EXPENSES
  Fuel and Purchased Power (1)                                      110,104       98,475           317,997        290,446
  Other Operation and Maintenance                                   113,421       90,980           308,390        294,764
  Generation Facilities Rental Expense, Net                          13,892       13,892            41,675         41,675
  Depreciation and Amortization                                      49,290       50,488           146,777        146,117
  Taxes, Other Than Federal Income Taxes                             58,288       58,818           174,535        176,862
  Deferred Operating Expenses, Net                                  (11,229)      (9,225)          (31,686)       (29,251)
  Federal Income Taxes                                               47,140       38,840            81,592         67,750
                                                                   --------     --------        ----------     ----------
    Total Operating Expenses                                        380,906      342,268         1,039,280        988,363
                                                                   --------     --------        ----------     ----------
OPERATING INCOME                                                    144,927      131,701           321,298        308,265

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                   290          860             1,256          2,437
  Other Income and Deductions, Net                                      804        1,619             1,941          4,731
  Deferred Carrying Charges                                           7,991        6,303            23,354         18,766
  Federal Income Taxes - Credit (Expense)                              (538)        (617)           (1,441)        (2,579)
                                                                   --------     --------        ----------     ----------
    Total Nonoperating Income                                         8,547        8,165            25,110         23,355
                                                                   --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                                      153,474      139,866           346,408        331,620

INTEREST CHARGES
  Long-Term Debt                                                     62,889       60,624           184,194        181,137
  Short-Term Debt                                                       844          890             2,638          2,823
  Allowance for Borrowed Funds Used During Construction                (236)      (1,097)           (1,614)        (3,002)
                                                                   --------     --------        ----------     ----------
    Net Interest Charges                                             63,497       60,417           185,218        180,958
                                                                   --------     --------        ----------     ----------
NET INCOME                                                           89,977       79,449           161,190        150,662

  Preferred Dividend Requirements                                    10,452       11,329            32,127         34,197
                                                                   --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  79,525    $  68,120       $   129,063    $   116,465
                                                                   ========     ========        ==========     ==========



(1)  Includes purchased power expense for
     purchases from Toledo Edison.                                $  25,939    $  27,716       $    75,496    $    84,329


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                 BALANCE SHEET
                                  (Thousands)


                                                              September 30,      December 31,
                                                                  1995              1994
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,860,312      $  6,870,651
  Accumulated Depreciation and Amortization                    (2,064,243)       (2,013,775)
                                                              -----------       -----------
                                                                4,796,069         4,856,876
  Construction Work In Progress                                    71,914            99,376
                                                              -----------       -----------
                                                                4,867,983         4,956,252
  Nuclear Fuel, Net of Amortization                               130,294           173,745
  Other Property, Less Accumulated Depreciation                    59,276            20,575
                                                              -----------       -----------
                                                                5,057,553         5,150,572

CURRENT ASSETS
  Cash and Temporary Cash Investments                              92,921            65,643
  Amounts Due from Customers and Others, Net                      181,478           146,412
  Amounts Due from Affiliates                                       4,452             5,002
  Unbilled Revenues                                                62,500            71,500
  Materials and Supplies, at Average Cost                          85,662            94,563
  Fossil Fuel Inventory, at Average Cost                           18,263            16,186
  Taxes Applicable to Succeeding Years                             75,992           179,716
  Other                                                             6,936             4,343
                                                              -----------       -----------
                                                                  528,204           583,365
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      650,882           641,249
  Unamortized Loss on Reacquired Debt                              62,109            57,827
  Carrying Charges and Operating Expenses                         633,284           578,302
  Nuclear Plant Decommissioning Trusts                             54,013            44,211
  Other                                                           100,106            95,114
                                                              -----------       -----------
                                                                1,500,394         1,416,703
                                                              -----------       -----------
                                                             $  7,086,151      $  7,150,640
                                                              ===========       ===========
         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,153,641      $  1,058,190
  Preferred Stock
    With Mandatory Redemption Provisions                          215,420           245,971
    Without Mandatory Redemption Provisions                       240,871           240,871
  Long-Term Debt                                                2,709,897         2,543,036
                                                              -----------       -----------
                                                                4,319,829         4,088,068

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           163,574           281,785
  Current Portion of Lease Obligations                             52,354            47,403
  Accounts Payable                                                 84,389            87,954
  Accounts and Notes Payable to Affiliates                         55,215           117,635
  Accrued Taxes                                                   180,626           309,724
  Accrued Interest                                                 70,771            62,210
  Dividends Declared                                                6,656            18,075
  Other                                                            39,646            33,028
                                                              -----------       -----------
                                                                  653,231           957,814
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              183,726           192,151
  Accumulated Deferred Federal Income Taxes                     1,279,790         1,233,830
  Unamortized Gain from Bruce Mansfield Plant Sale                314,741           326,930
  Accumulated Deferred Rents for Bruce Mansfield Plant             91,006            84,454
  Nuclear Fuel Lease Obligations                                   96,547           132,180
  Retirement Benefits                                              63,779            59,471
  Other                                                            83,502            75,742
                                                              -----------       -----------
                                                                2,113,091         2,104,758
COMMITMENTS AND CONTINGENCIES (Note 5)
                                                              -----------       -----------
                                                             $  7,086,151      $  7,150,640
                                                              ===========       ===========


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                   CASH FLOWS
                                  (Unaudited)
                                  (Thousands)
                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   -----------------------
                                                                                       1995        1994
                                                                                   ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                          $161,190    $150,662
                                                                                      --------    --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                                                      146,777     146,117
    Deferred Federal Income Taxes                                                       36,106      43,704
    Unbilled Revenues                                                                    9,000      15,000
    Deferred Fuel                                                                       13,900     (21,785)
    Deferred Carrying Charges                                                          (23,354)    (18,766)
    Leased Nuclear Fuel Amortization                                                    52,552      39,966
    Deferred Operating Expenses, Net                                                   (31,686)    (29,251)
    Allowance for Equity Funds Used During Construction                                 (1,256)     (2,437)
    Changes in Amounts Due from Customers and Others, Net                              (35,066)    (17,227)
    Changes in Inventories                                                               6,824      (2,578)
    Changes in Accounts Payable                                                         (3,565)    (48,856)
    Changes in Working Capital Affecting Operations                                    (16,558)     10,527
    Other Noncash Items                                                                 (2,438)      5,475
                                                                                      --------    --------
      Total Adjustments                                                                151,236     119,889
                                                                                      --------    --------
      Net Cash from Operating Activities                                               312,426     270,551

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable to Affiliates                                                          (58,100)     19,200
  First Mortgage Bond Issues                                                           442,850          --
  Maturities, Redemptions and Sinking Funds                                           (428,455)    (55,353)
  Nuclear Fuel Lease Obligations                                                       (39,776)    (51,115)
  Dividends Paid                                                                       (77,078)   (101,494)
  Premiums, Discounts and Expenses                                                      (8,644)       (761)
                                                                                      --------    --------
      Net Cash from Financing Activities                                              (169,203)   (189,523)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                                                         (89,534)   (124,366)
  Interest Capitalized as Allowance for Borrowed Funds Used
    During Construction                                                                 (1,614)     (3,002)
  Contributions to Nuclear Plant Decommissioning Trusts                                 (6,408)     (3,652)
  Other Cash Applied                                                                   (18,389)     (9,038)
                                                                                      --------    --------
      Net Cash from Investing Activities                                              (115,945)   (140,058)
                                                                                      --------    --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       27,278     (59,030)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              65,643      77,374
                                                                                      --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                   $92,921     $18,344
                                                                                      ========    ========
Other Payment Information:
  Interest (net of amounts capitalized)                                               $149,000    $148,000
  Federal Income Taxes                                                                  60,300      11,300


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First and Second Quarter 1995 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1995, Cleveland Electric completed financings as discussed in Note 4.

Within the next few months, Cleveland Electric plans to complete the sale of substantially all of its retail customer accounts receivable and unbilled revenues in connection with asset-backed securitization agreements which will provide for the periodic sale, assignment and repurchase of such accounts.
The net proceeds from the sale of the accounts receivable are expected to be in the range of $100 million to $120 million. Cleveland Electric will use the net proceeds for general corporate purposes.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At September 30, 1995, Cleveland Electric would have been permitted to issue approximately $365 million of additional first mortgage bonds.

Results of Operations

Factors contributing to the 10.9% and 4.9% increases in 1995 operating revenues from 1994 for the third quarter and nine months, respectively, are shown as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Factors                             Months            Months
                                                          (millions)
     Kilowatt-hour Sales Volume and Mix            $40.6            $ 39.9
     Wholesale Revenues                              5.3               8.7
     Fuel Cost Recovery Revenues                     5.1              25.0
     Miscellaneous Revenues                          0.9              (9.6)

     Total                                         $51.9            $ 64.0

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Customer Categories                 Months            Months
               Residential                          18.3%              2.2%
               Commercial                            5.0               1.9
               Industrial                            0.7               0.2
               Other                                46.6              57.0
               Total                                10.3               5.2

Third quarter 1995 total kilowatt-hour sales increased because of much hotter summer weather than that in 1994. The hot summer weather in 1995 boosted residential, commercial and wholesale sales. Weather-normalized residential and commercial sales increased 4% and 0.4%, respectively, for the 1995 period. Wholesale sales (included in the "Other" category) increased 58%. Industrial sales increased slightly as increased sales to the broad-based, smaller industrial customer group entirely offset lower sales to the largest industrial customers.

Total kilowatt-hour sales increased for the nine-month period in 1995 because of the hotter summer weather in 1995. The hot summer weather in 1995 resulted in higher residential, commercial and wholesale sales. Weather-normalized residential sales were 0.8% lower for the 1995 nine-month period than for the 1994 period, while weather-normalized commercial sales increased 0.6%. Wholesale sales increased 98%. Industrial sales increased slightly as increased sales to the broad-based, smaller industrial customer group entirely offset lower sales to the largest industrial customers.

Wholesale sales and revenues in 1994 were suppressed by soft market conditions and limited power availability for bulk power transactions because of generating plant outages.

The increases in 1995 fuel cost recovery revenues included in customer bills resulted from increases in the fuel cost recovery factors used in 1995 to calculate these revenues compared to those used in 1994. The increases in the weighted averages of the fuel cost recovery factors for 1995 were 7% and 13.2% for the third quarter and nine months, respectively.

Miscellaneous revenues decreased for the 1995 nine-month period from the 1994 amount primarily because the 1994 amount included the billings to other utility owners and lessees for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1.

Third quarter operating expenses in 1995 increased 11.3% from the 1994 amount. Increased other operation and maintenance expenses resulted from higher power production expenses related to increased generation and third quarter 1995 charges for an ongoing inventory reduction program and the cancellation of certain capital projects. Fuel and purchased power expenses increased primarily because of higher fuel expense attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. Federal income taxes increased as a result of higher pretax operating income. Third quarter depreciation and amortization expenses in 1995 decreased from the 1994 amount primarily because the 1994 third quarter amount included the true-up adjustments for nuclear plant decommissioning expense accruals for the first six months of 1994. This incremental expense was recorded in September 1994 when the cost estimates were revised. An increase in deferred operating expenses resulted primarily from increased deferrals for depreciation and postretirement benefits other than pensions in the 1995 period pursuant to the Rate Stabilization Program. The Rate Stabilization Program was approved by The Public Utilities Commission of Ohio (PUCO) for Cleveland Electric in 1992.

Third quarter 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation.

Nine-month operating expenses in 1995 increased 5.2% from the 1994 amount. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously
deferred fuel costs than the amount amortized in 1994.   The lower purchased
power expense resulted from the increased availability of the nuclear generating units in the 1995 period. Other operation and maintenance expenses increased primarily because of the third quarter 1995 charges related to inventory and canceled capital projects. Federal income taxes increased as a result of higher pretax operating income.

The nine-month 1995 credits for carrying charges relating to the Rate Stabilization Program increased from the 1994 amount primarily because of the larger base (which is related to net property additions since 1989) subject to the carrying charge calculation. A decrease in investment and other income which lowered "Other Income and Deductions, Net" partially offset the carrying charge increase. A decrease in the nine-month federal income tax provision for nonoperating income in 1995 also contributed to the increase in nonoperating income.

Outlook--Rate Matters

Cleveland Electric continues to take action to increase revenues through the enhanced marketing plan and to control costs. The full impact of these efforts will take time. Also, as discussed in Note 5 in the First Quarter 1995 Form 10-Q, Cleveland Electric filed a request with the PUCO in April 1995 for a rate increase to be effective in 1996. As part of the Rate Stabilization Program, during the 1992-1995 period Cleveland Electric is allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. These cost deferrals and accelerated amortizations totaled $28.7 million and $83.5 million for the 1995 third quarter and nine-month period, respectively. These regulatory accounting deferrals and amortizations will end in the fourth quarter of 1995.


On November 3, 1995, the PUCO's staff (Staff) issued its report (Staff Report) relating to Cleveland Electric's rate increase request. In the Staff Report, the Staff recommended that the PUCO grant Cleveland Electric an annual increase of $83.9 million; however, the Staff recommended that rate relief be conditioned upon Cleveland Electric's acceptance of a PUCO recommendation that

Cleveland Electric "commit to a significant revaluation of its asset base over some finite period of time." The recommended conditional rate increase represents the full amount requested by Cleveland Electric. Cleveland Electric is evaluating the Staff Report and will have an opportunity to challenge recommendations with which it disagrees during the hearing phase of the rate case expected in December 1995. A PUCO decision is expected in the first quarter of 1996. For additional information, see "Part II, Item 5. Other Information -- 1. 1995 Rate Requests" in this Quarterly Report on Form 10-Q.

                           THE TOLEDO EDISON COMPANY
                                INCOME STATEMENT
                                  (Unaudited)
                                  (Thousands)



                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                   ---------------------        ---------------------
                                                                     1995         1994            1995        1994
                                                                   --------     --------        --------     --------
OPERATING REVENUES (1)                                            $ 245,830    $ 227,447       $ 667,257    $ 660,471


OPERATING EXPENSES
  Fuel and Purchased Power                                           44,239       42,018         120,196      129,041
  Other Operation and Maintenance                                    60,881       53,425         169,553      170,038
  Generation Facilities Rental Expense, Net                          25,981       25,876          77,901       77,627
  Depreciation and Amortization                                      21,130       21,990          63,114       62,271
  Taxes, Other Than Federal Income Taxes                             23,555       23,326          71,452       70,517
  Deferred Operating Expenses, Net                                   (5,543)      (5,653)        (15,856)     (16,341)
  Federal Income Taxes                                               16,730       13,105          33,404       28,099
                                                                   --------     --------        --------     --------
    Total Operating Expenses                                        186,973      174,087         519,764      521,252
                                                                   --------     --------        --------     --------
OPERATING INCOME                                                     58,857       53,360         147,493      139,219

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction                  (169)         336             510          853
  Other Income and Deductions, Net                                   (2,905)         780             223        2,402
  Deferred Carrying Charges                                           3,813        3,706          11,645       10,945
  Federal Income Taxes - Credit (Expense)                             1,100         (158)           (182)        (536)
                                                                   --------     --------        --------     --------
    Total Nonoperating Income                                         1,839        4,664          12,196       13,664
                                                                   --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                                       60,696       58,024         159,689      152,883

INTEREST CHARGES
  Long-Term Debt                                                     26,315       27,195          79,746       82,112
  Short-Term Debt                                                       905        1,983           5,370        3,923
  Allowance for Borrowed Funds Used During Construction                  39         (104)           (346)        (332)
                                                                   --------     --------        --------     --------
    Net Interest Charges                                             27,259       29,074          84,770       85,703
                                                                   --------     --------        --------     --------
NET INCOME                                                           33,437       28,950          74,919       67,180

  Preferred Dividend Requirements                                     4,507        5,099          13,986       15,457
                                                                   --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                               $  28,930    $  23,851       $  60,933    $  51,723
                                                                   ========     ========        ========     ========



(1) Includes revenues from bulk power sales
    to Cleveland Electric.                                        $  25,939    $  27,716       $  75,496    $  84,329


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                           THE TOLEDO EDISON COMPANY
                                 BALANCE SHEET
                                  (Thousands)


                                                             September 30,      December 31,
                                                                 1995              1994
                                                              (Unaudited)
                                                              -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,882,037      $  2,899,345
  Accumulated Depreciation and Amortization                      (923,350)         (892,331)
                                                              -----------       -----------
                                                                1,958,687         2,007,014
  Construction Work In Progress                                    26,252            30,119
                                                              -----------       -----------
                                                                1,984,939         2,037,133
  Nuclear Fuel, Net of Amortization                                85,547           119,477
  Other Property, Less Accumulated Depreciation                    19,015             5,994
                                                              -----------       -----------
                                                                2,089,501         2,162,604

CURRENT ASSETS
  Cash and Temporary Cash Investments                             101,822            87,800
  Amounts Due from Customers and Others, Net                       73,192            61,794
  Amounts Due from Affiliates                                      18,590            18,929
  Unbilled Revenues                                                19,844            21,844
  Materials and Supplies, at Average Cost                          40,678            44,730
  Fossil Fuel Inventory, at Average Cost                            8,019            12,498
  Taxes Applicable to Succeeding Years                             32,623            72,160
  Other                                                             3,523             2,369
                                                              -----------       -----------
                                                                  298,291           322,124
DEFERRED CHARGES AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income Taxes      408,552           405,308
  Unamortized Loss from Beaver Valley Unit 2 Sale                  97,329           100,698
  Unamortized Loss on Reacquired Debt                              27,935            28,094
  Carrying Charges and Operating Expenses                         406,194           378,751
  Nuclear Plant Decommissioning Trusts                             45,830            37,755
  Other                                                            62,607            66,798
                                                              -----------       -----------
                                                                1,048,447         1,017,404
                                                              -----------       -----------
                                                             $  3,436,239      $  3,502,132
                                                              ===========       ===========
         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    745,332      $    684,568
  Preferred Stock
    With Mandatory Redemption Provisions                            5,020             6,685
    Without Mandatory Redemption Provisions                       210,000           210,000
  Long-Term Debt                                                1,081,857         1,154,046
                                                              -----------       -----------
                                                                2,042,209         2,055,299

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            59,091            82,891
  Current Portion of Lease Obligations                             39,288            35,696
  Accounts Payable                                                 75,835            48,190
  Accounts Payable to Affiliates                                   29,207            30,701
  Accrued Taxes                                                    34,957            74,909
  Accrued Interest                                                 26,737            27,027
  Other                                                            17,566            16,566
                                                              -----------       -----------
                                                                  282,681           315,980
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               81,181            86,673
  Accumulated Deferred Federal Income Taxes                       560,148           540,836
  Unamortized Gain from Bruce Mansfield Plant Sale                190,592           198,089
  Accumulated Deferred Rents for Bruce Mansfield Plant
    and Beaver Valley Unit 2                                       59,180            54,165
  Nuclear Fuel Lease Obligations                                   60,371            87,285
  Retirement Benefits                                             102,904           102,897
  Other                                                            56,973            60,908
                                                              -----------       -----------
                                                                1,111,349         1,130,853
COMMITMENTS AND CONTINGENCIES (Note 5)
                                                              -----------       -----------
                                                             $  3,436,239      $  3,502,132
                                                              ===========       ===========

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                           THE TOLEDO EDISON COMPANY
                                   CASH FLOWS
                                  (Unaudited)
                                  (Thousands)

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                               ------------------------
                                                                                                   1995        1994
                                                                                               ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                                           $74,919     $67,180
                                                                                                  --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                                       63,114      62,271
                Deferred Federal Income Taxes                                                       16,244      42,521
                Unbilled Revenues                                                                    2,000       8,000
                Deferred Fuel                                                                       (2,463)      4,139
                Deferred Carrying Charges                                                          (11,645)    (10,945)
                Leased Nuclear Fuel Amortization                                                    40,131      32,805
                Deferred Operating Expenses, Net                                                   (15,856)    (16,341)
                Allowance for Equity Funds Used During Construction                                   (510)       (853)
                Changes in Amounts Due from Customers and Others, Net                              (11,398)     (6,337)
                Changes in Inventories                                                               8,531      (4,589)
                Changes in Accounts Payable                                                         27,645      (7,532)
                Changes in Working Capital Affecting Operations                                     (2,014)    (26,057)
                Other Noncash Items                                                                 10,800      10,701
                                                                                                  --------    --------
                  Total Adjustments                                                                124,579      87,783
                                                                                                  --------    --------
                  Net Cash from Operating Activities                                               199,498     154,963

            CASH FLOWS FROM FINANCING ACTIVITIES
              First Mortgage Bond Issues                                                            99,000          --
              Maturities, Redemptions and Sinking Funds                                           (199,183)    (51,933)
              Nuclear Fuel Lease Obligations                                                       (29,522)    (42,040)
              Dividends Paid                                                                       (14,155)    (15,596)
              Premiums, Discounts and Expenses                                                      (5,311)       (212)
                                                                                                  --------    --------
                  Net Cash from Financing Activities                                              (149,171)   (109,781)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                                         (25,152)    (24,794)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                                                   (346)       (332)
              Loans to Affiliates                                                                       --     (19,200)
              Contributions to Nuclear Plant Decommissioning Trusts                                 (5,386)     (3,244)
              Other Cash Applied                                                                    (5,421)     (2,301)
                                                                                                  --------    --------
                  Net Cash from Investing Activities                                               (36,305)    (49,871)
                                                                                                  --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                                       14,022      (4,689)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD                              87,800      82,042
                                                                                                  --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD                                  $101,822     $77,353
                                                                                                  ========    ========
            Other Payment Information:
              Interest (net of amounts capitalized)                                                $69,000     $69,000
              Federal Income Taxes                                                                  17,500       5,700


            The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                           THE TOLEDO EDISON COMPANY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1994 Form 10-K and in the First and Second Quarter 1995 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1995, Toledo Edison completed financings as discussed in Note 4.

Within the next few months, Toledo Edison plans to complete the sale of substantially all of its retail customer accounts receivable and unbilled revenues in connection with asset-backed securitization agreements which will provide for the periodic sale, assignment and repurchase of such accounts. The net proceeds from the sale of the accounts receivable are expected to be in the range of $40 million to $50 million. Toledo Edison will use the net proceeds for general corporate purposes.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At September 30, 1995, Toledo Edison would have been permitted to issue approximately $283 million of additional first mortgage bonds.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At September 30, 1995, Toledo Edison would have been permitted to issue approximately $87 million of additional preferred stock at an assumed dividend rate of 12%.

Results of Operations

Factors contributing to the 8.1% and 1.0% increases in 1995 operating revenues from 1994 for the third quarter and nine months, respectively, are shown as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Factors                             Months            Months
                                                          (millions)
     Kilowatt-hour Sales Volume and Mix            $22.1            $ 24.1
     Wholesale Revenues                              0.9              (7.1)
     Fuel Cost Recovery Revenues                    (4.6)            (10.0)
     Miscellaneous Revenues                           -               (0.2)

     Total                                         $18.4            $  6.8

Percentage changes between 1995 and 1994 billed electric kilowatt-hour sales are summarized as follows:

                                                      Changes for Period
                                                   Ended September 30, 1995
                                                   Three              Nine
               Customer Categories                 Months            Months
               Residential                          20.8%              4.4%
               Commercial                            7.6               1.7
               Industrial                            1.1               2.2
               Other                                16.0               1.5
               Total                                 9.7               2.4

Third quarter 1995 total kilowatt-hour sales increased because of much hotter summer weather than that in 1994. The hot summer weather in 1995 boosted residential, commercial and wholesale sales. Weather-normalized residential sales increased 1.1% for the 1995 period, while weather-normalized commercial sales decreased 4.4%. Wholesale sales (included in the "Other" category) increased 18%. Industrial sales increased primarily because increased sales to petroleum refineries and the broad-based, smaller industrial customer group entirely offset lower sales to large automotive manufacturers.

Total kilowatt-hour sales increased for the nine-month period in 1995 primarily because of the hotter summer weather in 1995. The hot summer weather in 1995 resulted in higher residential, commercial and wholesale sales. Weather-normalized residential sales increased 0.8% for the 1995 nine-month period, while weather-normalized commercial sales decreased 1.4%. Industrial sales increased on the strength of increased sales to large glass manufacturers, petroleum refineries and the broad-based, smaller industrial customer group.

The decreases in 1995 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1995 to calculate these revenues compared to those used in 1994. The decreases in the weighted averages of the fuel cost recovery factors for 1995 were 4.4% and 7.5% for the third quarter and nine months, respectively.

Third quarter operating expenses in 1995 increased 7.4% from the 1994 amount. Increased other operation and maintenance expenses resulted from higher power production expenses related to increased generation and third quarter 1995 charges for an ongoing inventory reduction program and the cancellation of certain capital projects. Federal income taxes increased as a result of higher pretax operating income. Fuel and purchased power expenses increased because of higher fuel expense. The increased fuel expense related to increased generation was partially offset by less amortization of previously deferred fuel costs than the amount amortized in 1994. Third quarter depreciation and amortization expenses in 1995 decreased from the 1994 amount because the 1994 third quarter amount included the true-up adjustments for nuclear plant decommissioning expense accruals for the first six months of 1994. This incremental expense was recorded in September 1994 when the cost estimates were revised.

Nine-month operating expenses in 1995 decreased 0.3% from the 1994 amount. Fuel and purchased power expenses decreased because of less fuel expense and lower purchased power requirements, the latter resulting from the increased availability of the nuclear generating units in the 1995 period. The lower fuel expense resulted from less amortization of previously deferred fuel costs than the amount amortized in 1994. Federal income taxes increased as a result of higher pretax operating income.

Outlook--Rate Matters

Toledo Edison continues to take action to increase revenues through the enhanced marketing plan and to control costs. The full impact of these efforts will take time. Also, as discussed in Note 5 in the First Quarter 1995 Form 10-Q, Toledo Edison filed a request with The Public Utilities Commission of Ohio (PUCO) in April 1995 for a rate increase to be effective in 1996. As part of the Rate Stabilization Program, during the 1992-1995 period Toledo Edison is allowed to defer and subsequently recover certain costs not currently recovered in rates and to accelerate the amortization of certain benefits. The Rate Stabilization Program was approved by the PUCO for Toledo Edison in 1992. These cost deferrals and accelerated amortizations totaled $15.6 million and $46.2 million for the 1995 third quarter and nine-month period, respectively. These regulatory accounting deferrals and amortizations will end in the fourth quarter of 1995.

On November 3, 1995, the PUCO's staff (Staff) issued its report (Staff Report) relating to Toledo Edison's rate increase request. In the Staff Report, the Staff recommended that the PUCO grant Toledo Edison an annual increase of $35.2 million; however, the Staff recommended that rate relief be conditioned upon Toledo Edison's acceptance of a PUCO recommendation that Toledo Edison "commit to a significant revaluation of its asset base over some finite period of time." The recommended conditional rate increase represents the full amount requested by Toledo Edison. Toledo Edison is evaluating the Staff Report and will have an opportunity to challenge recommendations with which it disagrees during the hearing phase of the rate case expected in December 1995. A PUCO decision is expected in the first quarter of 1996. For additional information, see "Part II, Item 5. Other Information -- 1. 1995 Rate Requests" in this Quarterly Report on Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

1.  1995 Rate Requests

For background relating to this topic see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook -- Regulatory Accounting" and "Item 1. Business -- Electric Rates -- 1995 Rate Requests" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K") and Note 5 to the Financial Statements contained in the Companies' Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

On November 3, 1995, the staff of The Public Utilities Commission of Ohio ("PUCO") issued its report ("Staff Report") relating to the requests for rate increases filed by the Operating Companies in March 1995. In the Staff Report, the PUCO staff ("Staff") recommended that the PUCO grant Cleveland Electric an annual increase of $83.9 million and that the PUCO grant Toledo Edison an annual increase of $35.2 million; however, the Staff recommended that rate relief be conditioned upon the Operating Companies' acceptance of a PUCO recommendation that the Operating Companies "commit to a significant revaluation of their asset bases over some finite period of time." The recommended conditional rate increases represent the full amounts requested by the Operating Companies.

The Staff recommended a range for return on equity of 12.75% to 13.68% versus the 14.23% requested by each of the Operating Companies. The Staff also recommended an overall rate of return of 10.15% to 10.41% versus 11.09% as requested by each Operating Company.

The Staff made no recommendation with respect to Centerior Energy's dividend policy. A consultant for the PUCO recommended that the Centerior Energy Board of Directors continually re-evaluate the appropriateness of its dividend policy in light of the Companies' Strategic Plan ("Plan") and Centerior Energy's financial condition. As previously disclosed, dividend action is determined by the Centerior Energy Board of Directors on a quarter-to-quarter basis after the evaluation of a number of factors including financial results, potential earning capacity and cash flow.

The Staff concluded that the Companies' operating revenues as a ratio to net plant, total assets and fixed assets indicate that improved performance in these ratios "will require either a significant increase in revenues or a significant revaluation of assets." The Staff Report does not specify the amount of such reduction or the period of time over which such reduction should occur nor does it provide specific incremental revenues for such reduction.
Any such reduction of asset base, would, absent any other factors, result in a corresponding reduction in earnings.

If the PUCO were to adopt the Staff's recommendation of conditioning the rate increase on a commitment by the Operating Companies to significantly revalue their asset base, it would be a change in the form of ratemaking traditionally followed by the PUCO. The Companies would evaluate how such a change would affect the applicability of Statement of Financial Accounting Standards ("SFAS" ) No. 71, "Accounting for the Effects of Certain Types of Regulation", to all or a portion of their operations and whether there exists an impairment of its plant costs or regulatory assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under SFAS No. 121, a disallowance of recovery of a regulatory asset would result in an immediate write-off of such asset. Additionally, a PUCO order that does not provide for full recovery of plant investment and the related operating costs could result in a write-off in the amount of plant impaired. The Companies believe that the recommendation contained in the Staff Report if ordered by the PUCO would not result in any such write-offs. A different conclusion could result depending on the provisions of the PUCO order.

The Staff Report is an interim step in the rate-making process.   The PUCO is
not bound by the recommendations of the Staff.   The Companies are evaluating
the Staff Report and will have an opportunity to challenge recommendations with which they disagree during the hearing phase of the rate cases expected to begin in December 1995. A decision by the PUCO is expected in the first quarter of 1996.

2.   Medical Center Company

For background relating to this topic, see "Item 1.
Business--Operations--Competitive Conditions--Cleveland Electric" in the 1994 Form 10-K and "Item 5. Other Information--5. Medical Center Company" in the Companies' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

On October 5, 1995, the PUCO denied Cleveland Electric's request for a rehearing on its complaint against American Electric Power Company ("AEP") and Medical Center Company ("Medco") concerning a proposed power contract between Medco and Cleveland Public Power ("CPP") and an alleged agreement between Medco and AEP. Cleveland Electric plans to appeal this decision to the Ohio Supreme Court.

On November 2, 1995, Cleveland Electric filed with the Federal Energy Regulatory Commission a petition for a declaratory order that Cleveland Electric is not required to provide transmission service from an operating subsidiary of AEP to CPP to serve Medco. Cleveland Electric contends, among other things, that this transaction is in reality a direct purchase by Medco from AEP in violation of the Federal Power Act.

3.   Garfield Heights

For background relating to this topic, see  "Item 1.
Business--Operations--Competitive Conditions--Cleveland Electric" in the 1994 Form 10-K and "Item 5. Other Information--1. Garfield Heights" in the Companies' Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

On August 24, 1995, the PUCO denied requests for rehearing concerning certain provisions of the PUCO's ruling that a rate reduction in the City of Garfield Heights was not warranted. Each party has subsequently filed Notices of Appeal concerning this case with the Ohio Supreme Court.

4.   Management Changes

For background relating to this topic, see "Item 10. Directors and Executive Officers of the Registrants" in the 1994 Form 10-K.

On October 24, 1995, the Board of Directors of Centerior Energy elected the following officers to new positions effective October 30, 1995:

    Officer                  New Title                     Former Title
    -------                  ---------                     ------------

    Gary R. Leidich          Senior Vice President         Vice President

    Terrence G. Linnert      Senior Vice President,        Vice President
                             Chief Financial Officer
                             and General Counsel

On October 24, 1995, the Board of Directors of Centerior Service Company ("Service Company") elected the following officers to new positions effective October 30, 1995:

    Officer                  New Title                     Former Title
    -------                  ---------                     ------------

    Murray R. Edelman        Executive Vice President      Executive Vice
                             President-Transmission,       President-Operations

                           Services and Business         & Engineering
                           Enterprises Groups

  Fred J. Lange, Jr.       Senior Vice President         Senior Vice President-
                           President-Centerior           Fossil & Transmission
                           Electric Company              and Distribution
                                                         Operations

  Gary R. Leidich          Senior Vice President         Vice President-
                           President-Power Generation    Finance &
                           Group                         Administration

  Terrence G. Linnert      Senior Vice President-        Vice President-
                           Corporate Administration      Legal & Governmental
                           Group                         Affairs and
                           Chief Financial Officer       General Counsel
                           General Counsel


  Officer                  New Title                     Former Title
  -------                  ---------                     ------------

  Jacquita K. Hauserman    Vice President-               Vice President-
                           Business Services             Customer Support

  David L. Monseau         Vice President-               Vice President-
                           Distribution Services         Transmission &
                                                         Distribution Operations

On October 24, 1995, the Board of Directors of the Service Company also elected the following officer effective October 30, 1995:

  Officer                  Title
  -------                  ---------

  Stanley F. Szwed         Vice President-Engineering & Planning


Mr. Szwed's business experience over the past five years included various positions with the Service Company. He was Manager-Resource Planning from May 1989 to August 1991; Director-System Planning from August 1991 to July 1993; and Director-System Planning and Operations from July 1993 through October 1995.

On October 30, 1995, the Board of Directors of Cleveland Electric elected the following officers to new positions effective October 30, 1995:

  Officer                  New Title                     Former Title
  -------                  ---------                     ------------

  Gary R. Leidich          Vice President                Vice President &
                                                         Chief Financial Officer

  Terrence G. Linnert      Vice President and            Vice President
                           Chief Financial Officer

On October 30, 1995, the Board of Directors of Cleveland Electric also elected the following officers effective October 30, 1995:

  Officer                  Title
  -------                  -----

  David W. Whitehead       Regional Vice President-Central

  Jack A. Kline            Regional Vice President-Eastern

Mr. Whitehead's business experience over the past five years included various positions with the Service Company. He was General Counsel-Cleveland Electric from October 1989 to September 1990; General Counsel-Cleveland from September 1990 to July 1993; and Director- Governmental Affairs from July 1993 through October 1995.

Mr. Kline's business experience over the past five years included various positions with the Service Company. He was General Manager-Cleveland East Operations from May 1990 to July 1993; Director-Cleveland Industrial Marketing from July 1993 to October 1993; Director-Cleveland Marketing East from October 1993 to November 1994; and Director-Eastern Sales Region from November 1994 through October 1995.

On October 30, 1995, the Board of Directors of Toledo Edison elected the following officers to new positions effective October 30, 1995:

  Officer                  New Title                     Former Title
  -------                  ---------                     ------------

  Gary R. Leidich          Vice President                Vice President &
                                                         Chief Financial Officer

  Terrence G. Linnert      Vice President and            Vice President
                           Chief Financial Officer

On October 30, 1995, the Board of Directors of Toledo Edison also elected the following officer effective October 30, 1995:

  Officer                  Title
  -------                  -----

  John E. Paganie          Regional Vice President-West

Mr. Paganie's business experience over the past five years included various positions with the Service Company. He was Director-Union Relations from May 1990 to August 1991; General Manager-Cleveland West Operations from August 1991 to July 1993; and Director-Human Resources from July 1993 through October 1995.


5.   Duquesne Light Company

On October 18, 1995, Cleveland Electric filed a Demand for Arbitration in connection with allegations made by Duquesne Light Company ("Duquesne") that certain management practices of Cleveland Electric in its operation of Eastlake Unit 5 ("Unit 5") have been detrimental to Duquesne's partial ownership interest in Unit 5. On October 24, 1995, Cleveland Electric filed a complaint for injunctive and declaratory relief against Duquesne in Lake County (Ohio) Common Pleas Court seeking a court order prohibiting Duquesne from taking action to partition or sell its ownership interest in Unit 5. On October 27, 1995, Duquesne filed a complaint in the United States District Court in Cleveland seeking to have the Lake County action removed to federal court.


6.   Chase Brass

On October 17, 1995, Chase Brass & Copper Co., Inc. ("Chase Brass") terminated its service with Toledo Edison and began to receive its electric service from a consortium of four municipal electric systems and American Municipal Power-Ohio, Inc. ("AMP-Ohio"), a non-profit wholesale power provider. Service is being provided over a transmission line owned by AMP-Ohio. Although the Ohio Constitution allows municipal electric systems to sell and deliver limited amounts of power outside their municipal boundaries, Toledo Edison has filed two lawsuits in Williams County (Ohio) Common Pleas Court against the four municipalities and AMP-Ohio contending, in part, that this arrangement violates the legal limits of such sales and that AMP-Ohio's system design for this transaction raises certain safety issues. North Western Electric Cooperative, whose certified territory is crossed by AMP-Ohio's transmission line, has also filed suit to challenge this transaction. The loss of Chase Brass as a customer would reduce Centerior Energy's and

Toledo Edison's annual net income by about $1,500,000 based on 1994 sales levels.

In addition, Chase Brass and other surrounding businesses and residences in Jefferson Township continue to seek incorporation as a municipality to be named the Village of Holiday City. The municipality would be able to bargain with other utilities for electric power. The other businesses in the proposed municipality terminated their service with Toledo Edison earlier and are receiving electric service from the Village of Montpelier, one of the consortium now supplying Chase Brass.

7.   Toledo Municipalization Study

For background relating to this topic, see  "Item 1.
Business--Operations--Competitive Conditions--Toledo Edison" in the 1994 Form 10-K.

In response to a petition drive, on October 3, 1995, the Toledo City Council appropriated funds to complete a consultant's study on whether to create a municipal electric utility. This study is expected to be completed in 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     --------

     See Exhibit Index following.

b.   Reports on Form 8-K
     -------------------

     During the quarter ended September 30, 1995, Centerior Energy, Cleveland Electric and Toledo Edison did not file any Current Reports on Form 8-K.





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



                                    CENTERIOR ENERGY CORPORATION
                                    ----------------------------
                                           (Registrant)



                                    THE CLEVELAND ELECTRIC
                                    ----------------------
                                       ILLUMINATING COMPANY
                                       --------------------
                                           (Registrant)



                                    THE TOLEDO EDISON COMPANY
                                    -------------------------
                                           (Registrant)

                               By:  E. LYLE PEPIN
                                  --------------------------------------
                                  E. Lyle Pepin, Controller and Chief
                                  Accounting Officer of each Registrant





Date:  September 13, 1995





                             EXHIBIT INDEX
                             -------------

The following exhibits are filed or, in the case of Financial Data Schedules, submitted herewith:

                            CENTERIOR ENERGY EXHIBIT
                            ------------------------

Exhibit Number            Description
--------------            -----------
27(a)                     Financial Data Schedule for the period ended
                          September 30, 1995.


                          CLEVELAND ELECTRIC EXHIBITS
                          ---------------------------

Exhibit Number            Description
--------------            -----------

4(a)                      Sixty-Ninth Supplemental Indenture dated May 1, 1995 to Cleveland
                          Electric's Mortgage and Deed of Trust ("CE Mortgage"), creating and securing First Mortgage Bonds, 7-5/8% Series due 2025 (including therein the form of the Bonds of such Series).

4(b)                      Seventieth Supplemental Indenture dated May 2, 1995 to the CE Mortgage, creating and securing First
                          Mortgage Bonds, 9-1/2% Series due 2005-B (including therein the form of the Bonds of such Series).

4(c)                      Seventy-First Supplemental Indenture dated June 1, 1995 to the CE Mortgage, creating and securing First
                          Mortgage Bonds, Collateral Series A and First Mortgage Bonds Collateral Series B (including therein the forms of the Bonds of such Series).

27(b)                     Financial Data Schedule for the period ended
                          September 30, 1995.


                          TOLEDO EDISON EXHIBITS
                          ----------------------

Exhibit Number            Description
--------------            -----------

4(d)                      Forty-second Supplemental Indenture dated as of May 1, 1995 to Toledo Edison's Indenture of Mortgage and
                          Deed of Trust ("TE Mortgage"), creating and securing First Mortgage Bonds, 7-5/8% Series due 2020
                          (including therein the form of the Bonds of such Series).

4(e)                      Forty-third Supplemental Indenture dated as of June 1, 1995 to the TE Mortgage, creating and securing
                          First Mortgage Bonds, Collateral Series C and First Mortgage Bonds, Collateral Series D (including therein the forms of the Bonds of such Series).

                          TOLEDO EDISON EXHIBITS (CONT.D)
                          -------------------------------

Exhibit Number            Description
--------------            -----------

4(f)                      Forty-fourth Supplemental Indenture dated as of July 14, 1995 to the TE Mortgage, creating and securing
                          First Mortgage Bonds, 7-3/4% Series due 2020-A (including therein the form of Bonds of such Series).

4(g)                      Forty-fifth Supplemental Indenture dated as of July 15, 1995 to the TE Mortgage, creating and securing
                          First Mortgage Bonds, 7-3/4% Series due 2020-B (including therein the form of Bonds of such Series).

27(c)                     Financial Data Schedule for the period ended September 30, 1995.
