Form 10-Q
period 1996-03-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1996-05-15
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                               FORM 10-Q


      (Mark One)

       [ X ]  Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
              For the quarterly period ended March 31, 1996

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

Yes   X       No


     On May 10, 1996, there were 148,027,828 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.





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

                             TABLE OF CONTENTS


                                                             Page
PART I.  FINANCIAL INFORMATION

        Centerior Energy Corporation and Subsidiaries
        The Cleveland Electric Illuminating Company
        The Toledo Edison Company

             Notes to the Financial Statements
              (Unaudited)                                             1

        Centerior Energy Corporation and Subsidiaries

             Income Statement                                         4
             Balance Sheet                                            5
             Cash Flows                                               6
             Management's Discussion and Analysis of Financial        7
               Condition and Results of Operations

        The Cleveland Electric Illuminating Company

             Income Statement                                        10
             Balance Sheet                                           11
             Cash Flows                                              12
             Management's Discussion and Analysis of Financial       13
               Condition and Results of Operations

         The Toledo Edison Company

             Income Statement                                        15
             Balance Sheet                                           16
             Cash Flows                                              17
             Management's Discussion and Analysis of Financial       18
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                     Security-Holders                                20
          Item 5.  Other Information                                 21
          Item 6.  Exhibits and Reports on Form 8-K                  22

Signatures                                                           23

Exhibit Index                                                        24



                                  -i-



CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
AND THE TOLEDO EDISON COMPANY
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


(1)  Interim Financial Statements

Centerior Energy Corporation (Centerior Energy) is the parent company of Centerior Service Company (Service Company); two electric utilities, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison); and three other wholly owned subsidiaries. The two utilities are referred to collectively herein as the "Operating Companies" and individually as an "Operating Company". Centerior Energy, Cleveland Electric and Toledo Edison are referred to collectively herein as the "Companies".

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at March 31, 1996 and results of operations and cash flows for the three months ended March 31, 1996 and 1995 have been included. All such adjustments were normal recurring adjustments, except for the write-down of inactive production facilities in 1996 discussed in Note 7.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K). These interim period financial results are not necessarily indicative of results for a 12-month period.

In August 1995, Cleveland Electric formed a wholly owned subsidiary to serve as the transferor in connection with an asset-backed securitization which is expected to be completed by the Operating Companies in May 1996. At March 31, 1996, the subsidiary was not yet funded.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At March 31, 1996, Cleveland Electric and Toledo Edison had $199.1 million and $187.1 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the three months ended March 31, 1996 and 1995 were as follows:

                                             1996        1995

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20



- - 1 -

Common stock cash dividends declared by Cleveland Electric during the three months ended March 31, 1996 and 1995 were as follows:

                                             1996        1995
                                                (millions)

          Paid in February                 $29.6       $  --

Toledo Edison did not declare any common stock dividends during the three months ended March 31, 1996 and 1995.

(4)  Financing Activity

During the three months ended March 31, 1996, the Operating Companies redeemed or retired debt and preferred stock as follows:

Cleveland Electric

Mandatory redemptions consisted of $15 million of Serial Preferred Stock, $9.125 Series N, and $0.8 million of bank loans secured by subordinated mortgage collateral.

Toledo Edison

Mandatory redemptions consisted of $28.8 million of bank loans and notes secured by subordinated mortgage collateral.

(5)  Short-Term Borrowing Arrangements

In May 1996, Centerior Energy renewed a $125 million revolving credit facility until May 8, 1997. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Operating Companies. Centerior Energy plans to transfer any of its borrowed funds to the Operating Companies. The credit agreement is secured with first mortgage bonds of Cleveland Electric and Toledo Edison in the proportion of 40% and 60%, respectively. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. There have not been any borrowings under the facility.

(6) Regulatory Matters

On April 11, 1996, The Public Utilities Commission of Ohio (PUCO) issued an order granting the full price increases aggregating $119 million in annualized revenues ($84 million for Cleveland Electric and $35 million for Toledo Edison) requested in April 1995. The new prices were implemented in April 1996. The average price increase for Cleveland Electric and Toledo Edison customers was 4.9% and 4.7%, respectively, with the actual percentage increase depending upon the customer class. The Operating Companies intend to freeze prices through at least 2002, although they are not precluded from requesting further price increases.

The PUCO also recommended that the Operating Companies reduce the value of their assets for regulatory purposes by an aggregate $1.25 billion during the next five years. This represents an incremental reduction beyond the normal level in nuclear plant and regulatory assets. Implementation of the price increases was not contingent upon a revaluation of assets. The PUCO invited the Operating Companies to file a proposal to effectuate the PUCO's recommendation and expressed a willingness to consider alternatives to its recommendation. The PUCO stated in its order that failure by the Operating Companies to follow the recommendation could result in a PUCO-ordered write-down of assets for regulatory purposes. The PUCO approved a return on equity of 12.59% and an overall rate of return of 10.06% for both Operating Companies. However, the PUCO also indicated the authorized return could be lowered by the PUCO if the Operating Companies do not implement the recommendation.

The Operating Companies agree with the concept of accelerating the recognition of costs and recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Operating Companies believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment.

The PUCO rate order provided for recovery of all regulatory assets in the approved prices and the Operating Companies continue to comply with the provisions of Statement of Financial Accounting Standards (SFAS) 71. With respect to the PUCO's asset revaluation recommendation and the strategic objective to become more competitive, the Operating Companies are examining a number of accelerated cost recognition and asset recovery plans. If there is a change in the Operating Companies' evaluation of the competitive environment, regulatory framework or other factors, or the PUCO significantly reduces the value of the Operating Companies' assets for future regulatory purposes, such actions could require the Operating Companies to record material charges to earnings.

The PUCO also approved the Operating Companies' request for changes in the straight-line rates of depreciation. An increase in the depreciation rate for nuclear property from 2.5% for both Operating Companies to 2.88% for Cleveland Electric and 2.95% for Toledo Edison will increase annual depreciation expense approximately $13 million and $8 million, respectively, and approximately $21 million for Centerior Energy. A reduction in the composite depreciation rate for nonnuclear property from 3.34% to 3.23% for Cleveland Electric and from 3.36% to 3.13% for Toledo Edison will decrease annual depreciation expense by approximately $3 million and $2 million, respectively, and by approximately $5 million for Centerior Energy.

(7)  Write-down of Inactive Production Facilities

In the first quarter of 1996, Toledo Edison wrote down the net book value of two inactive production facilities, $11.3 million, to "Other Income and Deductions, Net" resulting in nonoperating losses for Toledo Edison and Centerior Energy for that period. The net write-down was $7.2 million after taxes, or, for Centerior Energy, $.05 per common share. The write-down resulted from a decision that the facilities are no longer expected to provide revenues.

(8)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1995 Form 10-K; "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q; and "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K dated April 11, 1996.



CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
INCOME STATEMENT
(Unaudited)
(Thousands, Except Per Share Amounts)

                                                Three Months Ended
                                                      March 31,
                                                --------------------
                                                  1996       1995
                                                --------    --------


OPERATING REVENUES                             $ 605,255    $ 587,581

OPERATING EXPENSES
  Fuel and Purchased Power                       114,984      119,369
  Other Operation and Maintenance                155,905      140,604
  Generation Facilities Rental Expense, Net       39,853       39,852
  Depreciation and Amortization                   73,232       69,448
  Taxes, Other Than Federal Income Taxes          83,952       81,956
  Deferred Operating Expenses, Net                10,543      (16,064)
  Federal Income Taxes                            17,993       22,678
                                                --------     --------
  Total Operating Expenses                       496,462      457,843
                                                --------     --------
OPERATING INCOME                                 108,793      129,738
NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used
     During Construction                            911        1,375
  Other Income and Deductions, Net               (6,460)       2,302
  Deferred Carrying Charges                         --        11,572
  Federal Income Taxes - Credit
    (Expense)                                     1,915       (1,800)
                                               --------     --------
    Total Nonoperating Income (Loss)             (3,634)      13,449
                                                --------    --------
INCOME BEFORE INTEREST CHARGES                  105,159      143,187
INTEREST CHARGES
  Long-Term Debt                                 83,318       87,078
  Short-Term Debt                                 1,876        2,982
  Allowance for Borrowed Funds Used
     During Construction                           (843)        (690)
                                               --------     --------
  Net Interest Charges                           84,351       89,370
                                               --------     --------
INCOME AFTER INTEREST CHARGES                    20,808       53,817
  Preferred Dividend Requirements
     of Subsidiaries                             14,235       15,740
                                               --------     --------
NET INCOME                                  $     6,573    $  38,077
                                               --------     --------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                  148,028      148,032
                                               --------     --------
EARNINGS PER COMMON SHARE                   $       .04    $     .26
                                                --------     --------

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
BALANCE SHEET
(Thousands)

                                            March 31,    December 31,
                                            1996         1995
                                           (Unaudited)
                                            ----------- -----------
     ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                $  9,812,444   $  9,767,788
  Accumulated Depreciation and
     Amortization                           (3,110,606)    (3,036,181)
                                            -----------   -----------
                                             6,701,838      6,731,607
  Construction Work In Progress                 92,536        101,031
                                           -----------     -----------
                                             6,794,374      6,832,638
  Nuclear Fuel, Net of Amortization            222,484        199,707
  Other Property, Less Accumulated
     Depreciation                               90,615        101,745
                                           -----------    -----------
                                             7,107,473      7,134,090

CURRENT ASSETS
  Cash and Temporary Cash Investments          179,114        179,038
  Amounts Due from Customers and Others,
   Net                                         228,868        223,228
  Unbilled Revenues                             90,344        100,344
  Materials and Supplies, at Average Cost      115,269        119,507
  Fossil Fuel Inventory, at Average Cost        27,377         30,663
  Taxes Applicable to Succeeding Years         218,976        255,142
  Other                                         18,184         18,562
                                           -----------    -----------
                                               878,132        926,484
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future
     Federal Income
  Taxes, Net                                 1,063,056      1,067,374
  Unamortized Loss from Beaver Valley
     Unit 2 Sale                                95,083         96,206
  Unamortized Loss on Reacquired Debt           87,115         88,893
  Carrying Charges and Operating
     Expenses                                1,043,905      1,053,220
  Nuclear Plant Decommissioning
     Trusts                                    117,698        113,681
    Other                                     151,156        163,156
                                          -----------     -----------
                                            2,558,013      2,582,530
                                          -----------    -----------
                                         $ 10,543,618   $ 10,643,104
                                          -----------     -----------

     CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                    $  1,930,855   $  1,983,560
  Preferred Stock
  With Mandatory Redemption Provisions        205,646        220,440
  Without Mandatory Redemption
     Provisions                               450,871        450,871
  Long-Term Debt                            3,725,698      3,733,892
                                          -----------    -----------
                                            6,313,070      6,388,763
CURRENT LIABILITIES
  Current Portion of Long-Term Debt
     and Preferred Stock                      213,221       234,771
  Current Portion of Lease Obligations         85,295        94,653
  Accounts Payable                            206,132       152,909
  Accrued Taxes                               291,897       373,757
  Accrued Interest                             96,318        83,050
  Dividends Declared                           43,997        14,666
  Other                                        67,669        73,328
                                           -----------    ----------
                                            1,004,529     1,027,134

DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits          260,757       263,352
  Accumulated Deferred Federal Income
     Taxes                                  1,889,574     1,875,080
  Unamortized Gain from Bruce Mansfield
     Plant Sale                               492,767       498,771
  Accumulated Deferred Rents for Bruce
     Mansfield Plant and Beaver Valley
     Unit 2                                   136,138       145,393
  Nuclear Fuel Lease Obligations              158,217       137,260
  Retirement Benefits                         179,855       178,579
  Other                                       108,711       128,772
                                          -----------   -----------
                                            3,226,019     3,227,207
COMMITMENTS AND CONTINGENCIES (Note 8)
                                          -----------   -----------
                                         $10,543,618  $ 10,643,104
                                         -----------    -----------

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
CASH FLOWS
(Unaudited)
(Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                        1996      1995
                                                     ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $   6,573   $38,077
                                                       --------  --------
Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
  Depreciation and Amortization                          73,232    69,448
  Deferred Federal Income Tax                            18,601    15,793
  Unbilled Revenues                                      10,000    12,000
  Deferred Fuel                                          (2,016)   10,913
  Deferred Carrying Charges                                 --    (11,572)
  Leased Nuclear Fuel Amortization                       20,688    30,600
  Deferred Operating Expenses, Net                       10,543   (16,064)
  Allowance for Equity Funds Used During Construction      (911)   (1,375)
  Changes in Amounts Due from Customers and Others,
      Net                                                (5,640)   (2,693)
  Changes in Inventories                                  7,524    (7,136)
  Changes in Accounts Payable                            53,223   (23,399)
  Changes in Working Capital Affecting Operations       (37,707)  (46,384)
  Other Noncash Items                                   (12,463)   10,270
                                                       --------   -------
     Total Adjustments                                  135,074    40,401
                                                       --------  --------
     Net Cash from Operating Activities                 141,647    78,478

CASH FLOWS FROM FINANCING ACTIVITIES
  Reacquired Common Stock                                   (7)       --
  Maturities, Redemptions and Sinking Funds            (44,550)  (16,506)
  Nuclear Fuel Lease Obligations                       (32,163)  (11,043)
  Common Stock Dividends Paid                          (29,606)  (29,606)
  Premiums, Discounts and Expenses                         (50)       --
                                                      --------   --------
       Net Cash from Financing Activities             (106,376)  (57,155)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                         (39,700)  (35,173)
  Interest Capitalized as Allowance for Borrowed
     Funds Used During Construction                      (843)     (690)
  Contributions to Nuclear Plant Decommissioning
     Trusts                                                 --    (5,897)
  Other Cash Received (Applied)                          5,348   (18,927)
                                                      --------   --------
     Net Cash from Investing Activities                (35,195)  (60,687)
                                                       --------  --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS           76   (39,364)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING
     OF PERIOD                                         179,038   186,399
                                                      --------  --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD  $179,114  $147,035
                                                      ========  ========
Other Payment Information:
  Interest (net of amounts capitalized)                $68,000   $63,000
  Federal Income Taxes                                      --    27,600

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1996, the Operating Companies redeemed or retired various securities as discussed in Note 4.

In May 1996, Centerior Energy renewed a $125 million revolving credit facility until May 8, 1997 as discussed in Note 5.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1996, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $392 million and $271 million of additional first mortgage bonds, respectively.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At March 31, 1996, Toledo Edison would have been permitted to issue approximately $54 million of additional preferred stock at an assumed dividend rate of 10.75%.

Results of Operations

Factors contributing to the 3% increase in 1996 first quarter operating revenues are shown as follows:

                                                       Changes from
                                                    First Quarter 1995
               Factors                              Operating Revenues
                                                        (millions)

     Kilowatt-hour Sales Volume and Mix                   $14.4
     Wholesale Revenues                                     3.5
     Miscellaneous Revenues                                 5.5
     Fuel Cost Recovery Revenues                           (5.7)

     Total                                                $17.7

Percentage changes between 1996 and 1995 first quarter billed electric kilowatt-hour sales are summarized as follows:


               Customer Categories                       % Change

               Residential                                 6.5%
               Commercial                                  3.1
               Industrial                                 (0.4)
               Other                                       9.6
               Total                                       3.3

First quarter 1996 total kilowatt-hour sales increased because of weather-related demand and a 14.9% increase in wholesale sales (included in the "Other" category). Residential and commercial sales increased because of the colder weather in the first quarter of 1996 than in the first quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased 1.9% and 1.7%, respectively, for the 1996 period. Industrial sales decreased slightly as less sales to large automotive manufacturers were partially offset by increased sales to petroleum refineries and the broad-based, smaller industrial customer group.

First quarter 1996 miscellaneous revenues increased from the 1995 amount primarily because of the billings to the other utility owners and lessees for overhead expenses related to the refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1) in 1996. This scheduled outage began on January 27, 1996 and ended on April 10, 1996.

The decrease in first quarter 1996 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the first quarter of 1996 decreased about 8% for Cleveland Electric and increased about 0.5% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the first quarter of 1995.

First quarter operating expenses in 1996 increased 8.4% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to the Perry Unit 1 refueling and maintenance outage, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased primarily because of the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Taxes, other than federal income taxes, increased primarily because of increases in payroll and property taxes, the latter resulting primarily from plant additions. Lower fuel and purchased power expenses resulted from less amortization of previously deferred fuel costs than the amount amortized in 1995. Federal income taxes decreased as a result of lower pretax operating income.

A first quarter 1996 nonoperating loss resulted primarily from Toledo Edison's write-down of two inactive production facilities as discussed in
Note 7. Also, the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The first quarter 1996 federal income tax credit for nonoperating income (loss) increased accordingly.

First quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

First quarter net income and earnings per common share in 1996 decreased $31.5 million and $.22, respectively, from the 1995 amounts primarily because of the negative impact ($35.2 million after taxes and $.24 per common share) related to both the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, and the commencement of amortization of the deferrals in December 1995. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in April 1996 with the implementation of the price increases. First quarter 1996 earnings were also negatively affected by Toledo Edison's write-down of two inactive production facilities ($7.2 million after taxes and $.05 per share).

See Note 6 for a full discussion and analysis of the PUCO's April 11, 1996 rate order and applicable financial accounting implications.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
INCOME STATEMENT
(Unaudited)
(Thousands)

                                                     Three Months Ended
                                                         March 31,
                                                  ------------------------
                                                      1996         1995
                                                    --------     --------
OPERATING REVENUES                                 $ 427,526    $ 410,383
OPERATING EXPENSES
  Fuel and Purchased Power (1)                       103,726      106,062
  Other Operation and Maintenance                    105,132       94,654
  Generation Facilities Rental Expense, Net           13,892       13,892
  Depreciation and Amortization                       50,816       48,604
  Taxes, Other Than Federal Income Taxes              60,010       57,688
  Deferred Operating Expenses, Net                     6,368      (10,893)
  Federal Income Taxes                                11,805       15,075
                                                    --------     --------
     Total Operating Expenses                        351,749      325,082
                                                    --------     --------
OPERATING INCOME                                      75,777       85,301
NONOPERATING INCOME
  Allowance for Equity Funds Used During
     Construction                                        498       1,088
  Other Income and Deductions, Net                     1,649         292
  Deferred Carrying Charges                               --       7,648
  Federal Income Taxes - Credit (Expense)               (752)       (495)
                                                    --------    --------
     Total Nonoperating Income                         1,395       8,533
                                                    --------    --------
INCOME BEFORE INTEREST CHARGES                        77,172      93,834
INTEREST CHARGES
  Long-Term Debt                                      60,160      59,968
  Short-Term Debt                                        692         651
  Allowance for Borrowed Funds Used During
     Construction                                       (519)       (413)
                                                    --------    --------
  Net Interest Charges                                60,333      60,206
                                                    --------    --------
NET INCOME                                            16,839      33,628
  Preferred Dividend Requirements                     10,032      10,957
                                                    --------    --------
EARNINGS AVAILABLE FOR COMMON STOCK              $     6,807   $  22,671
                                                    --------    --------

(1)  Includes purchased power expense for
        purchases from Toledo Edison.              $  26,672  $  23,396

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                                             - 10 -



THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
BALANCE SHEET
(Thousands)

                                                 March 31,     December 31,
                                                 1996          1995
                                                (Unaudited)
                                                -----------    -----------
     ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                    $  6,897,466    $  6,871,468
  Accumulated Depreciation and Amortization     (2,144,455)     (2,094,092)
                                               -----------     -----------
                                                 4,753,011       4,777,376
  Construction Work In Progress                     71,295          73,250
                                               -----------      ----------
                                                 4,824,306       4,850,626
  Nuclear Fuel, Net of Amortization                133,401         121,966
  Other Property, Less Accumulated Depreciation     55,317          58,299
                                               -----------     -----------
                                                 5,013,024       5,030,891
CURRENT ASSETS
  Cash and Temporary Cash Investments               60,009         69,770
  Amounts Due from Customers and Others, Net       154,661        152,339
  Amounts Due from Affiliates                        8,138          4,729
  Unbilled Revenues                                 74,500         78,500
  Materials and Supplies, at Average Cost           75,857         79,540
  Fossil Fuel Inventory, at Average Cost            18,431         21,391
  Taxes Applicable to Succeeding Years             157,416        184,099
  Other                                              7,223          7,197
                                               -----------    -----------
                                                   556,235        597,565
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future
     Federal Income Taxes, Net                     647,122        651,264
  Unamortized Loss on Reacquired Debt               60,395         61,252
  Carrying Charges and Operating Expenses          637,940        643,561
  Nuclear Plant Decommissioning Trusts              63,700         61,497
  Other                                            101,312        105,696
                                               -----------    -----------
                                                 1,510,469      1,523,270
                                               -----------    -----------

                                             $  7,079,728 $  7,151,726
                                                ----------  -----------

  CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Stock Equity                        $  1,112,913   $  1,126,762
  Preferred Stock
  With Mandatory Redemption Provisions            200,626        215,420
  Without Mandatory Redemption Provisions         240,871        240,871
  Long-Term Debt                                2,666,066      2,665,981
                                              -----------    -----------
                                                4,220,476      4,249,034

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and
     Preferred Stock                              175,674       176,474
  Current Portion of Lease Obligations             49,495        54,634
  Accounts Payable                                116,796        89,038
  Accounts and Notes Payable to Affiliates         54,172        63,961
  Accrued Taxes                                   236,252       296,141
  Accrued Interest                                 69,817        58,608
  Dividends Declared                                6,434        15,818
  Other                                            39,322        40,766
                                              -----------   -----------
                                                  747,962       795,440
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits              182,276       184,002
  Accumulated Deferred Federal Income Taxes     1,308,489     1,298,260
  Unamortized Gain from Bruce Mansfield Plant
      Sale                                        306,941       310,678
  Accumulated Deferred Rents for Bruce Mansfield
     Plant                                         92,202        91,604
  Nuclear Fuel Lease Obligations                   95,299        85,569
  Retirement Benefits                              67,197        65,424
  Other                                            58,886        71,715
                                              -----------   -----------
                                                2,111,290     2,107,252
COMMITMENTS AND CONTINGENCIES (Note 8)
                                              -----------   -----------
                                            $  7,079,728 $  7,151,726
                                             -----------  -----------

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
CASH FLOWS
(Unaudited)
(Thousands)

                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     1996          1995
                                                   ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $  16,839       $33,628
                                                    --------      --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                     50,816       48,604
    Deferred Federal Income Tax                       14,388       11,168
    Unbilled Revenues                                  4,000        9,000
    Deferred Fuel                                     (2,639)      11,305
    Deferred Carrying Charges                            --        (7,648)
    Leased Nuclear Fuel Amortization                  11,339       17,303
    Deferred Operating Expenses, Net                   6,368      (10,893)
    Allowance for Equity Funds Used During
         Construction                                   (498)      (1,088)
    Changes in Amounts Due from Customers and Others,
          Net                                         (2,322)        (142)
    Changes in Inventories                             6,643       (6,443)
    Changes in Accounts Payable                       27,758      (18,841)
    Changes in Working Capital Affecting
         Operations                                  (31,665)     (47,375)
    Other Noncash Items                               (9,791)       2,668
                                                    --------     --------
       Total Adjustments                              74,397        7,618
                                                    --------     --------
       Net Cash from Operating Activities             91,236       41,246

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable to Affiliates                         (5,000)     (24,800)
  Maturities, Redemptions and Sinking Funds          (15,800)     (11,877)
  Nuclear Fuel Lease Obligations                     (18,194)      (6,789)
  Dividends Paid                                     (39,865)     (12,911)
                                                    --------     --------
       Net Cash from Financing Activities            (78,859)     (56,377)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                       (25,105)     (30,169)
  Interest Capitalized as Allowance for Borrowed
       Funds Used During Construction                   (519)        (413)
  Contributions to Nuclear Plant Decommissioning
       Trusts                                             --       (3,204)
  Other Cash Received (Applied)                        3,486      (11,644)
                                                    --------      --------
      Net Cash from Investing Activities             (22,138)     (45,430)
                                                    --------      --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS     (9,761)     (60,561)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING
     OF PERIOD                                        69,770       65,643
                                                    --------     --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF
     PERIOD                                          $60,009       $5,082
                                                    ========     ========

Other Payment Information:
  Interest (net of amounts capitalized)              $47,000     $41,000
  Federal Income Taxes                                   --       27,600

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1996, Cleveland Electric redeemed or retired various securities as discussed in Note 4.

Cleveland Electric is a party to a $125 million revolving credit facility which Centerior Energy renewed in May 1996 until May 8, 1997 as discussed in
Note 5. Centerior Energy plans to transfer any of its borrowed funds under the facility to the Operating Companies.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1996, Cleveland Electric would have been permitted to issue approximately
$392 million of additional first mortgage bonds.

Results of Operations

Factors contributing to the 4.2% increase in 1996 first quarter operating revenues are shown as follows:

                                                      Changes from
                                                   First Quarter 1995
               Factors                             Operating Revenues
                                                       (millions)

     Kilowatt-hour Sales Volume and Mix                   $13.1
     Wholesale Revenues                                     3.7
     Miscellaneous Revenues                                 6.2
     Fuel Cost Recovery Revenues                           (5.9)

     Total                                                $17.1

Percentage changes between 1996 and 1995 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories                      % Change

               Residential                                6.4%
               Commercial                                 2.4
               Industrial                                (1.3)
               Other                                      3.0
               Total                                      2.0

First quarter 1996 total kilowatt-hour sales increased because of weather-related demand and a 6.4% increase in wholesale sales (included in the "Other" category). Residential and commercial sales increased because of the colder weather in the first quarter of 1996 than in the first quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased 1.8% and 1.1%, respectively, for the 1996 period. Industrial sales decreased primarily because of less sales to large automotive manufacturers and the broad-based, smaller industrial customer group.

First quarter 1996 miscellaneous revenues increased from the 1995 amount primarily because of the billings to the other utility owners and lessees for overhead expenses related to the refueling and maintenance outage of the jointly owned Perry Nuclear Power Plant Unit 1 (Perry Unit 1) in 1996. This scheduled outage began on January 27, 1996 and ended on April 10, 1996.

The decrease in fuel cost recovery revenues included in customer bills resulted from an 8% decrease in the weighted average of the fuel cost recovery factors used in the first quarter of 1996 to calculate these revenues compared to the 1995 first quarter average.

First quarter operating expenses in 1996 increased 8.2% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to the Perry Unit 1 refueling and maintenance outage, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased primarily because of the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Taxes, other than federal income taxes, increased primarily because of increases in payroll and property taxes, the latter resulting primarily from plant additions. Lower fuel and purchased power expenses resulted from less amortization of previously deferred fuel costs than the amount amortized in 1995. Federal income taxes decreased as a result of lower pretax operating income.

Nonoperating income decreased because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. However, an increase in other income, primarily the result of a legal settlement, partially offset the nonoperating income decrease.

First quarter earnings available for common stock in 1996 decreased $15.9 million from the 1995 amount primarily because of the negative impact ($22.5 million after taxes) related to both the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, and the commencement of the amortization of the deferrals in December 1995. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in April 1996 with the implementation of the price increase.

See Note 6 for a full discussion and analysis of the PUCO's April 11, 1996 rate order and applicable financial accounting implications.

THE TOLEDO EDISON COMPANY
INCOME STATEMENT
(Unaudited)
(Thousands)

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      1996         1995
                                                    --------     --------
OPERATING REVENUES (1)                             $ 210,793    $ 206,384
OPERATING EXPENSES
  Fuel and Purchased Power                            38,768       37,491
  Other Operation and Maintenance                     56,519       52,061
  Generation Facilities Rental Expense, Net           25,961       25,960
  Depreciation and Amortization	                       22,416       20,844
  Taxes, Other Than Federal Income Taxes              23,853       24,149
  Deferred Operating Expenses, Net                     4,175       (5,171)
  Federal Income Taxes                                 6,227        7,655
                                                    --------     --------
     Total Operating Expenses                        177,919      162,989
                                                    --------     --------
OPERATING INCOME                                      32,874       43,395
NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During
      Construction                                       413         287
  Other Income and Deductions, Net                    (9,153)      2,018
  Deferred Carrying Charges                              --        3,924
  Federal Income Taxes - Credit (Expense)              3,195        (781)
                                                    --------     --------
     Total Nonoperating Income (Loss)                 (5,545)      5,448
                                                    --------     --------
INCOME BEFORE INTEREST CHARGES                        27,329      48,843
INTEREST CHARGES
  Long-Term Debt                                      23,159     27,110
  Short-Term Debt                                      1,218      2,500
  Allowance for Borrowed Funds Used During
     Construction                                       (325)      (277)
                                                    --------    --------
     Net Interest Charges                             24,052      29,333
                                                    --------    --------
NET INCOME                                             3,277      19,510
  Preferred Dividend Requirements                      4,204       4,783
                                                    --------    --------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK         $    (927)  $  14,727
                                                    --------    --------

(1) Includes revenues from bulk power sales
      to Cleveland Electric.                       $  26,672  $  23,396

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                                            - 15 -


THE TOLEDO EDISON COMPANY
BALANCE SHEET
(Thousands)

                                              March 31,     December 31,
                                              1996          1995
                                             (Unaudited)
                                             -----------     -----------
           ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                  $  2,914,978    $  2,896,320
  Accumulated Depreciation and Amortization     (966,152)       (942,088)
                                             -----------     -----------
                                               1,948,826       1,954,232
  Construction Work In Progress                   21,242          27,781
                                             -----------     -----------
                                               1,970,068       1,982,013
  Nuclear Fuel, Net of Amortization               89,083          77,741
  Other Property, Less Accumulated Depreciation    7,420          19,555
                                             -----------     -----------
                                               2,066,571       2,079,309
CURRENT ASSETS
  Cash and Temporary Cash Investments             79,825         93,669
  Amounts Due from Customers and Others, Net      70,293         68,077
  Amounts Due from Affiliates                     18,714         18,905
  Unbilled Revenues                               15,844         21,844
  Materials and Supplies, at Average Cost         39,413         39,967
  Fossil Fuel Inventory, at Average Cost           8,946          9,273
  Taxes Applicable to Succeeding Years            61,560         71,044
  Other                                            4,413          4,315
                                                --------      ---------
                                                 299,008        327,094
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future
     Federal Income Taxes, Net                   416,174        416,351
  Unamortized Loss from Beaver Valley
     Unit 2 Sale                                  95,083         96,206
  Unamortized Loss on Reacquired Debt             26,720         27,640
  Carrying Charges and Operating Expenses        405,965        409,659
  Nuclear Plant Decommissioning Trusts            53,998         52,185
  Other                                           62,712         65,345
                                             -----------    -----------
                                               1,060,652      1,067,386
                                             -----------    -----------
                                           $  3,426,231   $  3,473,789
                                             -----------     -----------

    CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                       $    761,928  $    762,877
  Preferred Stock
     With Mandatory Redemption Provisions          5,020         5,020
  Without Mandatory Redemption Provisions        210,000       210,000
  Long-Term Debt                               1,059,632     1,067,603
                                             -----------   -----------
                                               2,036,580     2,045,500

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and
     Preferred Stock                              37,547       58,297
  Current Portion of Lease Obligations            35,800       40,019
  Accounts Payable                                88,678       56,233
  Accounts and Notes Payable to Affiliates        32,314       53,245
  Accrued Taxes                                   55,722       78,178
  Accrued Interest                                26,311       24,250
  Other                                           16,708       18,607
                                             -----------  -----------
                                                 293,080      328,829

DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits              78,481       79,350
  Accumulated Deferred Federal Income Taxes      577,113      573,035
  Unamortized Gain from Bruce Mansfield Plant
     Sale                                        185,827      188,093
  Accumulated Deferred Rents for Bruce
     Mansfield Plant and Beaver Valley Unit 2     43,937       53,789
  Nuclear Fuel Lease Obligations                  62,632       51,691
  Retirement Benefits                            102,988      103,060
  Other                                           45,593       50,442
                                             -----------  -----------
                                               1,096,571    1,099,460
COMMITMENTS AND CONTINGENCIES (Note 8)
                                             -----------   -----------
                                           $  3,426,231  $ 3,473,789
                                             -----------  -----------

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                                   - 16 -



THE TOLEDO EDISON COMPANY
CASH FLOWS
(Unaudited)
(Thousands)

                                                  Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                      1996         1995
                                                 ----------- -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                     $    3,277      $19,510
                                                   --------     --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                    22,416       20,844
    Deferred Federal Income Tax                       4,403        4,623
    Unbilled Revenues                                 6,000        3,000
    Deferred Fuel                                       623         (391)
    Deferred Carrying Charges                            --       (3,924)
    Leased Nuclear Fuel Amortization                  9,349       13,297
    Deferred Operating Expenses, Net                  4,175       (5,171)
    Allowance for Equity Funds Used During
       Construction                                    (413)        (287)
    Changes in Amounts Due from Customers and
       Others, Net                                   (2,216)      (2,313)
    Changes in Inventories                              881         (693)
    Changes in Accounts Payable                      32,445          343
    Changes in Working Capital Affecting
        Operations                                  (12,698)      (3,127)
    Other Noncash Items                              (2,672)       7,602
                                                   --------     --------
    Total Adjustments                                62,293       33,803
                                                    --------    --------
    Net Cash from Operating Activities               65,570       53,313

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable to Affiliates                       (20,950)          --
  Maturities, Redemptions and Sinking Funds         (28,750)      (3,954)
  Nuclear Fuel Lease Obligations                    (13,969)      (4,254)
  Dividends Paid                                     (4,226)      (4,806)
  Premiums, Discounts and Expenses                      (50)           --
                                                   --------      --------
     Net Cash from Financing Activities             (67,945)     (13,014)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                      (14,595)      (5,004)
  Interest Capitalized as Allowance for Borrowed
     Funds Used
  During Construction                                  (325)        (277)
  Loans to Affiliates                                    --      (33,300)
  Contributions to Nuclear Plant Decommissioning
      Trusts                                             --       (2,693)
  Other Cash Received (Applied)                       3,451       (5,212)
                                                   --------      --------
      Net Cash from Investing Activities            (11,469)     (46,486)
                                                   --------      --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS   (13,844)      (6,187)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING
    OF PERIOD                                        93,669       87,800
                                                   --------     --------

CASH AND TEMPORARY CASH INVESTMENTS AT END OF
     PERIOD                                         $79,825      $81,613
                                                   ========     ========

Other Payment Information:
  Interest (net of amounts capitalized)             $21,000      $22,000
  Federal Income Taxes                                   --           --

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

THE TOLEDO EDISON COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1996, Toledo Edison redeemed or retired debt securities as discussed in Note 4.

Toledo Edison is a party to a $125 million revolving credit facility which Centerior Energy renewed in May 1996 until May 8, 1997 as discussed in Note
5. Centerior Energy plans to transfer any of its borrowed funds under the facility to the Operating Companies.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At March 31, 1996, Toledo Edison would have been permitted to issue approximately $271 million of additional first mortgage bonds.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. At March 31, 1996, Toledo Edison would have been permitted to issue approximately $54 million of additional preferred stock at an assumed dividend rate of 10.75%.

Results of Operations

Factors contributing to the 2.1% increase in 1996 first quarter operating revenues are shown as follows:

                                                      Changes from
                                                   First Quarter 1995
               Factors                             Operating Revenues
                                                       (millions)

     Kilowatt-hour Sales Volume and Mix                  $ 1.2
     Wholesale Revenues                                    3.1
     Fuel Cost Recovery Revenues                           0.2
     Miscellaneous Revenues                               (0.1)

     Total                                               $ 4.4

Percentage changes between 1996 and 1995 first quarter billed electric kilowatt-hour sales are summarized as follows:

               Customer Categories                      % Change

               Residential                                6.8%
               Commercial                                 5.4
               Industrial                                 1.5
               Other                                      9.1
               Total                                      5.2

First quarter 1996 total kilowatt-hour sales increased because of weather-related demand and a 10.5% increase in wholesale sales (included in the "Other" category). Residential and commercial sales increased because of the colder weather in the first quarter of 1996 than in the first quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased on the strength of a 3.5% increase in sales to nonautomotive industrial customers which entirely offset a 4.3% decrease in sales to large automotive manufacturers.

The increase in fuel cost recovery revenues included in customer bills resulted from a 0.5% increase in the weighted average of the fuel cost recovery factors used in the first quarter of 1996 to calculate these revenues compared to the 1995 first quarter average.

First quarter operating expenses in 1996 increased 9.2% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to a refueling and maintenance outage, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased primarily because of the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Fuel and purchased power expenses increased as increased purchased power expense was partially offset by lower fuel expense. Federal income taxes decreased as a result of lower pretax operating income.

A first quarter 1996 nonoperating loss resulted primarily from the write-down of two inactive production facilities as discussed in Note 7. Also, the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The first quarter 1996 federal income tax credit for nonoperating income (loss) increased accordingly.

First quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

The first quarter 1996 loss available for common stock in 1996 of $0.9 million resulted from the write-down of two inactive production facilities and the negative impact ($12.7 million after taxes) related to both the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, and the commencement of the amortization of the deferrals in December 1995. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in April 1996 with the implementation of the price increase.

See Note 6 for a full discussion and analysis of the PUCO's April 11, 1996 rate order and applicable financial accounting implications.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

1.   Centerior Energy

    a. Centerior Energy's Annual Meeting of share owners was held on April 23, 1996.

    b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated March 12, 1996, and all such nominees were elected.

    c. Four matters were submitted to share owners for a vote at the Annual Meeting.

        Issue 1 was the election of 11 directors of Centerior Energy. The vote on this issue was as follows:
                                                             Broker
         Nominee                For          Withheld       Non-Vote

         R. P. Anderson      112,892,522    6,389,679      5,824,340
         A. C. Bersticker    113,182,869    6,099,332      5,824,340
         T. A. Commes        113,283,752    5,998,449      5,824,340
         W. F. Conway        113,009,852    6,272,349      5,824,340
         W. R. Embry         112,873,465    6,408,736      5,824,340
         R. J. Farling       112,784,475    6,497,726      5,824,340
         R. A. Miller        112,728,966    6,553,234      5,824,340
         F. E. Mosier        112,985,605    6,296,596      5,824,340
         Sr. M. M. Reinhard  112,770,614    6,511,587      5,824,340
         R. C. Savage        113,145,611    6,136,589      5,824,340
         W. J. Williams      113,001,165    6,281,035      5,824,340


     Issue 2 was the ratification of the appointment by the Board of Directors of Arthur Andersen LLP as the independent accountants of Centerior Energy, Cleveland Electric and Toledo Edison for 1996. The vote on this issue was as follows:
                                                            Broker
               For          Against        Abstain         Non-Vote

            115,197,310    2,572,872      1,512,018       5,824,340


     Issue 3 was a share owner proposal to prevent the named proxy holder from having discretionary power of voting on any issue where no direction is given by the share owner. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote

             20,745,772   79,082,908      4,008,360      21,269,500


     Issue 4 was a share owner proposal to rescind the Centerior Energy Equity Compensation Plan. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote

             19,119,248   81,247,230      3,470,562      21,269,500

2.   Cleveland Electric

     a. In lieu of an Annual Meeting, Cleveland Electric's sole share owner, Centerior Energy (the sole share owner of all 79,590,689 outstanding shares of Cleveland Electric common stock), elected directors of Cleveland Electric through a Written Action of Sole Share Owner on April 23, 1996.

     b.  The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

3.   Toledo Edison

     a. In lieu of an Annual Meeting, Toledo Edison's sole share owner, Centerior Energy (the sole share owner of all 39,133,887 outstanding shares of Toledo Edison common stock), elected directors of Toledo Edison through a Written Action of Sole Share Owner on April 23, 1996.

     b. The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

Item 5.  Other Information

1.   Retail Wheeling Bill

     For background relating to this topic, see "Item 7. Management's Financial Analysis--Outlook--Competition" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1995.

     On March 21, 1996, House Bill 653 was introduced in the Ohio House of Representatives by Representative Ronald Amstutz (R-Wooster) which, if enacted, would provide for the deregulation of the electric utility industry in Ohio. H.B. 653 includes provisions allowing customers to choose their electricity provider, ensuring that all customers have access to alternative suppliers, and removing electric services except distribution services from regulation. H.B. 653 does not provide for the recovery of stranded investment. H.B. 653 is expected to get hearings in the House Public Utilities Committee, but the Companies do not expect the bill to pass this legislative session which runs through the end of the year.

2.   FERC Open-Access Transmission

     For background relating to this topic, see "Item 7. Management's Financial Analysis--Outlook--Competition" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1995.

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") adopted final rules as to the requirement that all electric utilities provide transmission service to others on the same rates, terms and conditions under which they utilize their transmission system for their own use. These rules permit utilities to seek recovery of legitimate, prudent stranded costs. The Operating Companies' open-access transmission tariffs are currently pending before the FERC. The Operating Companies are reviewing the final rules to determine their impact on the pending tariffs.

3.   Cost Reduction Efforts

     On May 13, 1996, the Companies announced their intention to reduce the number of employees from 6,800 at January 1, 1996 to 6,300 by December 31, 1996. The Companies also announced plans to decommission two older fossil-fueled generating units at the Acme Station in Toledo and the C-Plant in Ashtabula and to reduce generating activities at three other plants. These steps are part of an ongoing effort to reduce annual operating costs and will result in annualized savings of about $18 million.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     See Exhibit Index following.

b.   Reports on Form 8-K

     During the quarter ended March 31, 1996, Centerior Energy, Cleveland Electric and Toledo Edison did not file any Current Reports on Form 8-K.

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



                                    CENTERIOR ENERGY CORPORATION
                                           (Registrant)



                                    THE CLEVELAND ELECTRIC
                                       ILLUMINATING COMPANY
                                           (Registrant)



                                    THE TOLEDO EDISON COMPANY
                                           (Registrant)











                               By:  E. LYLE PEPIN
                                    E. Lyle Pepin, Controller and Chief
                                    Accounting Officer of each Registrant










Date:  May 14, 1996

                            EXHIBIT INDEX

The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period ended
                             March 31, 1996.


                             CLEVELAND ELECTRIC EXHIBITS

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period ended
                             March 31, 1996.


                             TOLEDO EDISON EXHIBITS

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period ended
                             March 31, 1996.