Form 10-K/A
period 1995-12-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1996-06-27
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                        	WASHINGTON, D.C.  20549


                             	FORM 10-K/A



                            	Amendment No. 1


(Mark One)

[ X ]   Annual report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
           For the fiscal year ended December 31, 1995

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
                       Telephone (419) 249-5000



















The Annual Reports on Form 10-K of Centerior Energy Corporation (File No. 1-9130), The Cleveland Electric Illuminating Company (File No. 1-2323) and The Toledo Edison Company (File No. 1-3583) for the fiscal year ended December 31, 1995 are each amended to file as Exhibit 99a under "Part IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K -
- - (a) Documents Filed as a Part of the Report -- 4. Exhibits" in each Form 10-K, pursuant to Rule 15d-21 under the Securities Exchange Act of 1934, the attached Financial Statements of the Centerior Energy Corporation Employee Savings Plan for the fiscal year ended December 31, 1995, which
Exhibit 99a is an exhibit common to all three Annual Reports on Form 10-K.






































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



                               CENTERIOR ENERGY CORPORATION
                                       (Registrant)



                               THE CLEVELAND ELECTRIC
                               ILLUMINATING COMPANY
                                       (Registrant)



                               THE TOLEDO EDISON COMPANY
                                       (Registrant)








                             By:  E. LYLE PEPIN
                                  E. Lyle Pepin
                                  Controller of each Registrant
















Date:  June 27, 1996







                                        	-2-










                                                   EXHIBIT 99a









                             	FINANCIAL STATEMENTS






                                   	OF THE





                         	CENTERIOR ENERGY CORPORATION
                             	EMPLOYEE SAVINGS PLAN





                 	FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995





















                           Centerior Energy Corporation
                              Employee Savings Plan
                                     Index




   Report of Independent Public Accountants............................... 1

   Financial Statements:

        Statements of Net Assets Available for Plan Benefits as of
            December 31, 1995 and 1994.................................... 2

        Statements of Changes in Net Assets Available for Plan Benefits
            for the Years Ended December 31, 1995 and 1995................ 4

   Notes to the Financial Statements...................................... 6

   Supplemental Schedules:

        Schedule I -- Schedule of Assets Held for Investment
            Purposes as of December 31, 1995............................. 13

        Schedule II -- Schedule of Reportable Transactions for
            the Year Ended December 31, 1995............................. 15









                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To:  Centerior Energy Corporation


We have audited the accompanying statements of net assets available for plan benefits of the Centerior Energy Corporation Employee Savings Plan (the Plan) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the schedules referred to below are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and reportable transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for the purpose of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                                      ARTHUR ANDERSEN LLP


Cleveland, Ohio
June 26, 1996





                                                                    CENTERIOR ENERGY CORPORATION
                                                                       EMPLOYEE SAVINGS PLAN
                                                        STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                       December 31, 1995
                               ----------------------------------------------------------------------------------------------
                                 Centerior                     Fixed                      Global
                                   Stock        Equity        Income       Balanced       Equity
ASSETS                             Fund          Fund          Fund          Fund          Fund          Loans         Total
- ------                         ------------- ------------- ------------- ------------- ------------- ------------- ----------
Investments, at market value:
  Centerior - common stock    $38,277,085            $0            $0            $0            $0            $0   $38,277,085
  Equity Fund - diversified
    common stock fund                   0    59,176,612             0             0             0             0    59,176,612
  Investments in mutual funds           0       719,331             0    12,197,760    21,459,573             0    34,376,664
  Loans receivable from
    participants                        0             0             0             0             0     5,835,438     5,835,438

Investments, at contract value:
  Funds on deposit with
    insurance companies and
    banks                               0             0    76,772,809             0             0             0    76,772,809
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total investments              38,277,085    59,895,943    76,772,809    12,197,760    21,459,573     5,835,438   214,438,608
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Receivables:
  Transfers receivable                  0             0        69,911             0        12,410             0        82,321
  Investment income receivable        760       104,888       115,868             0            10             0       221,526
  Contributions receivable
    from:
    Participants                   67,173        90,491        78,074        25,745        46,869             0       308,352
    Employer                       26,866        33,271        29,191         8,793        15,400             0       113,521
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total receivables                  94,799       228,650       293,044        34,538        74,689             0       725,720
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Cash and temporary cash
  investments                     242,608     3,482,682       174,938             0             0             0     3,900,228
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total assets                   38,614,492    63,607,275    77,240,791    12,232,298    21,534,262     5,835,438   219,064,556
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
LIABILITIES
- -----------
Transfers payable                     308        50,967             0             0             0        31,046        82,321

Liabilities for investment
  purchases and other             503,167       117,759       129,704        34,538        74,679             0       859,847
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total liabilities                 503,475       168,726       129,704        34,538        74,679        31,046       942,168
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Net assets available for
  Plan benefits               $38,111,017   $63,438,549   $77,111,087   $12,197,760   $21,459,583    $5,804,392  $218,122,388
                            ============= ============= ============= ============= ============= ============= =============

<F>
The accompanying notes are an integral part of this statement.




                                                                    CENTERIOR ENERGY CORPORATION
                                                                       EMPLOYEE SAVINGS PLAN
                                                        STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                                                                       December 31, 1994
                               ----------------------------------------------------------------------------------------------
                                 Centerior                     Fixed                      Global
                                   Stock        Equity        Income       Balanced       Equity
ASSETS                             Fund          Fund          Fund          Fund          Fund          Loans         Total
- ------                         ------------- ------------- ------------- ------------- ------------- -------------  ---------
Investments, at market value:
  Centerior - common stock    $36,992,490            $0            $0            $0            $0            $0   $36,992,490
  Equity Fund - diversified
    common stock fund                   0    44,446,774             0             0             0             0    44,446,774
  Investments in mutual funds           0       483,478             0     7,136,248    12,878,221             0    20,497,947
  Loans receivable from
    participants                        0             0             0             0             0     4,782,757     4,782,757

Investments, at contract value:
  Funds on deposit with
    insurance companies and
    banks                               0             0    76,950,126             0             0             0    76,950,126
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total investments              36,992,490    44,930,252    76,950,126     7,136,248    12,878,221     4,782,757   183,670,094
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Receivables:
  Transfers receivable              8,763             0       235,868             0             0             0       244,631
  Investment income receivable      1,628       107,961       126,663        64,504           425             0       301,181
  Contributions receivable
    from:
    Participants                   37,213        90,531        91,757        25,102        69,672             0       314,275
    Employer                       11,185        27,210        27,578         7,545        20,941             0        94,459
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total receivables                  58,789       225,702       481,866        97,151        91,038             0       954,546
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Cash and temporary cash
  investments                     443,062     1,068,184       801,669        15,126        24,828             0     2,352,869
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total assets                   37,494,341    46,224,138    78,233,661     7,248,525    12,994,087     4,782,757   186,977,509
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
LIABILITIES
- -----------
Transfers payable                       0       168,024             0        55,889        13,032         7,686       244,631

Liabilities for investment
  purchases and other             969,993             0       122,817        64,384             0             0     1,157,194
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total liabilities                 969,993       168,024       122,817       120,273        13,032         7,686     1,401,825
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
Net assets available for
  Plan benefits               $36,524,348   $46,056,114   $78,110,844    $7,128,252   $12,981,055    $4,775,071  $185,575,684
                            ============= ============= ============= ============= ============= ============= =============

<F>
The accompanying notes are an integral part of this statement.





                                                     CENTERIOR ENERGY CORPORATION
                                                          EMPLOYEE SAVINGS PLAN
                                       STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                              For the Year Ended December 31, 1995
                            -------------------------------------------------------------------------------------------------
                               Centerior                     Fixed                      Global
                                 Stock        Equity        Income       Balanced       Equity
                                 Fund          Fund          Fund          Fund          Fund          Loans         Total
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Contributions:
  Participants                $2,922,764    $4,217,048    $4,003,295    $1,178,413    $2,287,600            $0   $14,609,120
  Employer                     1,573,970     1,591,478     1,504,587       415,215       768,983             0     5,854,233
  Rollover                     2,563,302        65,440             0        46,688        84,432             0     2,759,862

Investment income:
  Dividends                    3,479,947     1,201,132             0       288,507       361,630             0     5,331,216
  Interest                        14,374       130,532     1,380,081         1,409         2,785       402,830     1,932,011

Net realized gain (loss) and
  unrealized appreciation
  (depreciation) in market
  value of investments           (17,903)   13,355,932     3,970,676     1,529,597     2,571,378             0    21,409,680

Transfers (to)/from other
  funds (net)                 (5,238,060)    1,691,535    (2,344,161)    2,213,856     3,676,830             0             0

Administrative expenses          (25,898)     (107,529)     (112,099)            0             0             0      (245,526)

Loan activity:
  Borrowings                    (857,123)     (929,852)   (1,085,301)     (105,033)     (342,345)    3,319,654             0
  Repayment of borrowings              0             0     2,158,496             0             0    (2,158,496)            0
  Interest payments                    0             0       402,830             0             0      (402,830)            0
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
                               4,415,373    21,215,716     9,878,404     5,568,652     9,411,293     1,161,158    51,650,596

Less - Amounts withdrawn by
  participants                 2,828,704     3,833,281    10,878,161       499,144       932,765       131,837    19,103,892
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------

Net increase (decrease)        1,586,669    17,382,435      (999,757)    5,069,508     8,478,528     1,029,321    32,546,704

Net assets available for
  Plan benefits:
  Beginning of year           36,524,348    46,056,114    78,110,844     7,128,252    12,981,055     4,775,071   185,575,684
                            ------------- ------------- ------------- ------------- ------------- ------------- -------------
  End of year                $38,111,017   $63,438,549   $77,111,087   $12,197,760   $21,459,583    $5,804,392  $218,122,388
                            ============= ============= ============= ============= ============= ============= =============

<F>
The accompanying notes are an integral part of this statement.






                                                          CENTERIOR ENERGY CORPORATION
                                                                    EMPLOYEE SAVINGS PLAN
                                                STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                              For the Year Ended December 31, 1994
                               ----------------------------------------------------------------------------------------------
                            Centerior                     Fixed                      Global
                             Stock        Equity        Income       Balanced       Equity
                              Fund          Fund          Fund          Fund          Fund          Loans         Total
                          ------------- ------------- ------------- ------------- ------------- ------------- ----------

Contributions:
  Participants              $3,717,016    $4,883,354    $4,102,498      $739,110    $1,301,241            $0   $14,743,219
  Employer                     929,229     1,773,097     1,469,423       254,278       433,104             0     4,859,131
  Rollover                         640       489,050     1,785,022             0             0             0     2,274,712

Investment income:
  Dividends                  3,016,975     1,259,178             0       149,123       169,752             0     4,595,028
  Interest                      86,921        35,932     2,449,757         5,623        11,307       338,406     2,927,946

Net realized gain (loss) and
  unrealized appreciation
  (depreciation) in market
  value of investments     (16,037,612)     (389,854)      926,904      (198,274)      220,095             0   (15,478,741)

Transfers (to)/from other
  funds (net)                 (669,137)  (12,203,037)   (6,092,924)    6,974,542    12,000,012        (9,456)            0

Loan activity:
  Borrowings                  (631,859)     (693,886)     (803,077)      (74,400)     (125,883)    2,329,105             0
  Repayment of borrowings            0             0     1,741,936             0             0    (1,741,936)            0
  Interest payments                  0             0       338,406             0             0      (338,406)            0
                          ------------- ------------- ------------- ------------- ------------- ------------- -------------
                            (9,587,827)   (4,846,166)    5,917,945     7,850,002    14,009,628       577,713    13,921,295

Less - Amounts withdrawn by
  participants               6,071,613    11,349,610    50,336,066       721,750     1,028,573       242,789    69,750,401
                          ------------- ------------- ------------- ------------- ------------- ------------- -------------

Net increase (decrease)    (15,659,440)  (16,195,776)  (44,418,121)    7,128,252    12,981,055       334,924   (55,829,106)

Net assets available for
  Plan benefits:
  Beginning of year         52,183,788    62,251,890   122,528,965             0             0     4,440,147   241,404,790
                          ------------- ------------- ------------- ------------- ------------- ------------- -------------
  End of year              $36,524,348   $46,056,114   $78,110,844    $7,128,252   $12,981,055    $4,775,071  $185,575,684
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

The Employee Savings Plan Trust (Trust) has been established by agreement between Centerior, CSC and Key Trust Company, N.A. (Key) [formerly Society National Bank (Society)], Cleveland, Ohio. Key has been selected by Centerior to serve as trustee (Trustee) of the Trust. Effective June 1, 1995, the Trust is divided into two subtrusts - the Savings Plan Subtrust and the Rollover Subtrust. There are five funds in each Subtrust, as follows: (1) Centerior Stock Fund, (2) Equity Fund, (3) Fixed Income Fund, (4) Balanced Fund and (5) Global Equity Fund. The Balanced and Global Equity Funds were new investment fund options effective April 1, 1994.

Centerior may close contributions into the Plan at any time. A discontinuance of employer matching contributions into the Plan would constitute a closing of both participant contributions and employer matching contributions into the Plan. In such event, for those participants with an unvested interest in the employer's matching contribution (as specified in Note 3), such interest will become fully vested and nonforfeitable. Centerior may either continue the operation of the Plan with respect to the interests of participants then in the Plan or terminate the Plan. If the Plan is terminated, all assets in the Trust will be distributed among the participants in proportion to their respective interests without any forfeitures.

The Plan is subject to the reporting, disclosure, participation, vesting and fiduciary responsibility provisions of Title I of the Employee Retirement Income Security Act of 1974 (ERISA), but is not subject to the funding provisions of Title I and the plan termination insurance provisions of Title IV of ERISA.







The number of participants in each fund and in the Plan at the end of the last two years was as follows:

	                                           December 31,


	                                        1995	        1994

	Centerior Stock Fund                    4,445        4,637
	Equity Fund                             4,107        4,010
	Fixed Income Fund                       4,302        4,299
	Balanced Fund                           1,357          926
	Global Equity Fund                      1,743        1,198
	Plan                                    6,816        6,492

The total number of participants in the Plan was less than the sum of the number of participants in each fund shown above because many were participating in more than one fund.

The Plan was amended as of April 1, 1995 and June 1, 1995, switching to daily valuation of the investment funds effective June 1, 1995. All Plan activity, including fund account balances, transfers and withdrawals, is updated each business day by the Trustee. Participants can get up-to-date reports on their accounts via the telephone information access system of the Trustee. As part of the change to daily valuation, all participants are sharing in the investment management costs and certain administrative costs of the Plan. Several other changes, which provided participants more control over contribution levels, investment mix and the frequency of withdrawals, are summarized within these notes.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of the Plan are prepared on the accrual basis of accounting.

Valuation of Investments

Centerior common stock in the Centerior Stock Fund is valued at the average of the high and low sales prices of Centerior common stock as reported on Network
A of The Consolidated Transaction Reporting System and as listed by The Wall Street Journal on the last business day of the year. The average price of Centerior common stock was $8.875 per share on December 29, 1995 and $7.3125 per share on June 25, 1996.

Equity Fund investment securities in a diversified common stock fund managed by National City Bank, Cleveland, Ohio, and in a mutual fund are valued at market prices on the last business day of the year.






Fixed Income Fund investments consist of interest-bearing contracts with insurance companies and investments in Society's EB MaGIC Fund. These investments are fully benefit-responsive and stated at contract value, which equals principal plus accrued interest. Contract value approximated market value at December 31, 1995. The EB MaGIC Fund is a collective fund which invests primarily in insurance and other investment contracts. Investment income earned for the EB MaGIC Fund is reported as net realized gain and unrealized appreciation in the Statement of Changes in Net Assets Available for Plan Benefits.

Investments for the Balanced and Global Equity Funds in diversified mutual funds, the Phoenix Balanced Fund and the American Funds' New Perspective Fund, respectively, are valued at market prices on the last business day of the year.

Investment Gains (Losses), Appreciation (Depreciation) and Income

The net realized gain (loss) and unrealized appreciation (depreciation) amounts shown in the Statements of Changes in Net Assets Available for Plan Benefits for 1995 and 1994 were calculated using the current value methodology for costing investments. Current value represents the market value of investments held at the beginning of the year plus the purchase price for investments acquired during the current year.

The realized gains and losses on the distribution or sale of shares in the Centerior Stock, Equity, Balanced and Global Equity Funds represent the difference between the market value of the shares on the date of distribution or sale and the cost of the shares using the current value methodology described above. The realized gain or loss on the sale of securities in the Centerior Stock Fund is included in the amounts withdrawn or transferred by participants which caused the sale. The net realized gain or loss on the sale of investment securities in the Equity, Balanced and Global Equity Funds will contribute to the annual increase (decrease) in the respective Fund's net assets available for Plan benefits.

Dividend income within the Centerior Stock Fund and the Equity Fund is recorded on the ex-dividend dates. Income from all other investments is recorded as earned.

Effective June 1, 1995, the Plan provides that the market value of all investments shall be determined at the market close each business day of the Trustee. Unrealized appreciation or depreciation, equal to the difference between the cost and the daily market value of the investments, is recognized in determining the value of each fund.

Expenses of the Plan

Expenses of the Plan incurred by the Trustee to buy and sell securities are included as a cost of those securities. Fund earnings for the Balanced and Global Equity Funds are net of the charges assessed for mutual fund investment management fees.






Effective June 1, 1995, all participants are sharing in the investment management costs and certain administrative costs of the Plan. Prior to that date, all expenses for administration of the Plan were paid by CSC, CEI and TE and, accordingly, are not included in the financial statements of the Plan.

The annual investment management and administrative fees assessed on total assets under management as of December 31, 1995 were as follows:

                                          		Percentage

          	Centerior Stock Fund		              0.10%
          	Equity Fund		                       0.60
	          Fixed Income Fund		                 0.25
          	Balanced Fund		                     1.02
          	Global Equity Fund		                0.83


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

Effective June 1, 1995, participants make a single election for investment mix for their contributions into both the After Tax and Before Tax Parts. Previously, participants made separate selections for investment mix for their contributions into those two Parts of the Plan. Also, effective June 1, 1995, participants may change their contributions as often as once a month and may change their investment mix, transfer between funds or withdraw as often as once every 30 calendar days, rather than once every three months for these various transactions previously. A participant's withdrawal of post-December 31, 1986 After Tax contributions is penalized by requiring a six-month waiting period for future participant contributions to the After Tax Part of the Plan, except in certain cases of hardship and during certain open enrollment periods.

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




The employer of each participant contributes an amount equal to 50% of the participant's eligible Basic Contributions, which is allocated on the same percentage basis and to the same Funds as the participant's Basic Contributions. Effective April 1, 1995, all employer matching contributions are deposited solely into the Before Tax Part of the Plan. Effective June 1, 1995, all employer matching contributions vest immediately. Previously, employer matching contributions which matched Basic Before Tax Contributions vested immediately, while employer matching contributions which matched Basic After Tax Contributions vested only after 36 months of employee participation in the Plan. Also, employer matching contributions to the After Tax Part and the earnings thereon, which were forfeited by participants, were applied to reduce future employer contributions.

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

Effective June 1, 1995, a participant's interests from a plan of a previous employer that is qualified under Internal Revenue Code (IRC) Section 401(k) can be transferred into the Plan.

In 1995, The Centerior-Toledo Edison Company Employee Stock Ownership Plan was terminated and distributed its assets. One option for its participants was a direct transfer of Centerior common stock shares into the Rollover Part of the Plan as a rollover contribution to the Centerior Stock Fund on a before-tax basis. Participants electing this option transferred 261,620 shares valued at $2,484,655 into the Plan in December 1995.

NOTE 4 - INVESTMENTS

Contributions into the Centerior Stock Fund and the earnings thereon are invested by the Trustee in Centerior common stock. At the direction of Centerior, Centerior common stock is either purchased in the open market at prevailing prices or purchased from Centerior at the market value on the date of the purchase. Prior to May 31, 1995, the Trustee was also authorized to match or net to the extent possible within the Centerior Stock Fund all Centerior common stock sales and purchases (exclusive of purchases related to the quarterly reinvestment of cash dividends). The netting was at a price that was the average of the most recent five daily closing prices of Centerior's common stock prior to the effective date of the transactions. Any required sales or purchases in excess of the netted amounts were transacted in the open market or by transactions with Centerior.






Contributions into the Equity Fund and the earnings thereon are deposited by the Trustee in a diversified common stock fund. These deposits are then invested by National City Bank primarily in the common stocks of a large number of publicly owned companies, excluding Centerior.

At December 31, 1995, contributions into the Fixed Income Fund and the earnings thereon were invested by the Trustee in interest-bearing contracts with insurance companies and in Society's EB MaGIC Fund. For both 1995 and 1994, group fixed-term contracts with insurance companies earned interest at an annual rate which ranged from 7% to 9.26%. The EB MaGIC Fund's earned interest rate varies as the fund's various investment contracts with insurance companies expire and new ones are added. The EB MaGIC Fund's average annual earned interest rate at December 31, 1995 and 1994 was 6.69% and 6.85%, respectively.

Contributions into the Balanced Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the objectives of long-term growth of capital, reasonable income and conservation of capital. The Balanced Fund investment is currently in the Phoenix Balanced Fund.

Contributions into the Global Equity Fund and the earnings thereon are deposited by the Trustee in a diversified mutual fund with the investment objective of long-term growth of capital through world-wide investments. The Global Equity Fund investment is currently in the American Funds' New Perspective Fund.

Investments that represent 5% or more of the Plan's net assets at the end of the last two years were as follows:

                                                   December 31,
                                               1995           1994
	Centerior common stock, 4,312,911 and
		4,168,168 shares, respectively           $ 38,277,085   $ 36,992,490
	Life Insurance Company of Georgia,
		7%, due June 1999                          10,048,312     10,048,312
	EB MaGIC Fund                               58,665,637     57,770,695
	Phoenix Balanced Fund, 726,057 and
	481,204 shares, respectively                12,197,760      7,136,248
 American Funds' New Perspective Fund,
		1,310,108 and 896,188 shares,
		respectively                               21,459,573     12,878,221

	Total                                      $140,648,367   $124,825,966


See Schedule I for a complete list of investments held at December 31, 1995 for each of the five Funds.

The Trustee can temporarily keep money in any of the Funds in short-term investments or in cash to have cash available to meet participants' distribution requests or until the Trustee invests it.

See Schedule II for a summary of reportable (significant) transactions for 1995.



NOTE 5 - WITHDRAWALS PAYABLE TO PARTICIPANTS

Subject to certain limitations under the Plan, participants may elect to withdraw their contributions and employer matching contributions and any related gains and earnings on these contributions.

Withdrawals payable to participants at the end of the last two years were as follows:


                                                  December 31,
                                              1995          1994

      Centerior Stock Fund                 $ 78,101     $  219,922
      Equity Fund                            61,585          9,331
      Fixed Income Fund                     115,916      1,086,561
      Balanced Fund                          19,972         19,472
	     Global Equity Fund                     22,668         18,829

     	Total                                $298,242     $1,354,115


NOTE 6 - LOANS TO PARTICIPANTS

Participants are eligible to apply for a loan to borrow from their vested available investment accounts having a balance of at least $2,000. To be eligible, participants must receive a regular paycheck from which repayments can be withheld to repay the borrowing and pay interest to their own accounts. Eligible participants may borrow up to the lesser of 50% of their vested account balances or $50,000. Loans from the Rollover Part are not permitted. A participant may elect a repayment period of one to 60 months. All loan repayments are made to the Fixed Income Fund.

NOTE 7 - TAX STATUS OF THE PLAN

Centerior received a determination letter from the IRS dated March 28, 1995 to the effect that the Plan is a qualified defined contribution plan under Section 401 of the IRC and that the Trust is exempt from income taxes under Section 501 thereof. The effect of such qualification and exemption is that the participating employees are not subject to federal income taxes on employer contributions or any income accruing to their accounts until distributions are made from the accounts. When a distribution is made, the excess of the amount distributed over the participating employee's own After Tax contributions is taxable income to the employee. Distributions from both the Before Tax Part and the Rollover Part are subject to federal income tax.

The Plan has been amended since receiving the determination letter. However, CSC (the Plan Administrator) and the Plan's legal counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the IRC.



                                 CENTERIOR ENERGY CORPORATION                    SCHEDULE I
                                    EMPLOYEE SAVINGS PLAN
                       SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                   AS OF DECEMBER 31, 1995

                                                  Number of     Historical        Market
                  Common Stock                      Shares         Cost            Value
  ---------------------------------------------   ----------   -------------   -------------
  CENTERIOR STOCK FUND
  --------------------
  Centerior ...................................   4,312,911     $65,328,616     $38,277,085
                                                               -------------   -------------

  EQUITY FUND
  -----------
  American Home Products Corp .................      10,500         719,410       1,018,500
  American International Group Inc ............      20,000         720,120       1,850,000
  Arch Communications Group Inc ...............      25,000         657,526         600,000
  AT&T Corp ...................................      18,300         874,393       1,184,925
  Automatic Data Processing Inc ...............      16,000         333,562       1,188,000
  C R Bard Inc ................................      20,500         581,162         661,125
  Bristol-Myers Squibb Co .....................      19,700       1,010,233       1,691,737
  Browning Ferris Inds Inc ....................      55,000       1,490,953       1,615,625
  Chubb Corp ..................................      13,100         794,377       1,267,425
  Cisco Systems Inc ...........................      18,000         719,517       1,343,250
  Walt Disney Co ..............................      22,938         773,106       1,350,475
  Dow Chemical Co .............................      20,000       1,512,300       1,405,000
  Emerson Electric Co .........................      20,000       1,285,764       1,635,000
  Exxon Corp ..................................      15,800         777,157       1,271,900
  Fleet Financial Group Inc ...................      23,100         657,438         941,325
  FPL Group Inc ...............................      13,000         469,946         602,875
  General Electric Co .........................      18,400         706,636       1,324,800
  General Motors Corp .........................      37,000       1,391,929       1,924,000
  General Re Corp .............................       8,500         761,309       1,317,500
  Harley Davidson Inc .........................      50,000       1,252,050       1,437,500
  Home Depot Inc ..............................      11,866         396,437         566,602
  Hubbell Inc .................................       7,665         400,738         503,974
  Intel Corp ..................................      25,000       1,560,000       1,418,750
  Interpublic Group Cos Inc ...................      39,300       1,123,029       1,704,637
  Lowes Cos Inc ...............................      36,500       1,234,508       1,222,750
  Marsh & McLennan Cos ........................       6,600         528,284         585,750
  Microsoft Corp ..............................       5,700         218,288         500,175
  Minnesota Mining & Mfg Co ...................      17,400         683,709       1,154,925
  Morton International Inc ....................       9,600         189,386         344,400
  Motorola Inc ................................      27,000       1,518,633       1,539,000
  Nestle SA ...................................      23,800         731,651       1,319,781
  Nordstrom Inc ...............................      14,000         500,915         567,000
  Pepsico Inc .................................      36,800         960,581       2,056,200
  Pfizer Inc ..................................      34,000       1,207,670       2,142,000
  Pitney Bowes Inc ............................      36,800       1,046,675       1,729,600
  Reuters Holdings PLC ........................      22,500         451,732       1,240,313
  Royal Dutch Petroleum Co ....................      10,800         748,964       1,524,150
  Schering-Plough Corp ........................      35,000         824,984       1,916,250
  Schlumberger Ltd ............................      16,600       1,085,669       1,149,550
  Singer Co ...................................      40,000       1,170,083       1,115,000
  Sysco Corp ..................................      39,000         980,475       1,267,500
  U S West Inc - Communications Group .........      21,435         404,238         763,622
  U S West Inc - Media Group ..................      21,435         271,529         407,265
  Wachovia Corp ...............................      21,200         665,182         969,900
  Wells Fargo & Co ............................       8,000       1,353,143       1,728,000
  Wisconsin Energy Corp .......................      33,850         702,231       1,036,656
  Xerox Corp ..................................       8,700       1,016,169       1,191,900
  York International Corp .....................      40,000       1,442,878       1,880,000
                                                               -------------   -------------
                                                                 40,906,669      59,176,612
                                                               -------------   -------------








                                 CENTERIOR ENERGY CORPORATION                     SCHEDULE I
                                    EMPLOYEE SAVINGS PLAN                        (Continued)
                       SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                                   AS OF DECEMBER 31, 1995

                                                                 Historical        Market
                     Mutual Funds                                   Cost            Value
  ---------------------------------------------------           -------------   -------------
  EQUITY FUND
  -----------
  Fidelity Select Portfolio - Biotechnology
    Fund (20,653 shares) ............................               $500,000        $719,331

  BALANCED FUND
  -------------
  Phoenix Balanced Fund (726,057 shares) ............             11,536,441      12,197,760

  GLOBAL EQUITY FUND
  ------------------
  American Funds' New Perspective Fund
    (1,310,108 shares) ..............................             20,249,521      21,459,573
                                                                -------------   -------------
                                                                  32,285,962      34,376,664
                                                                -------------   -------------

  LOANS
  -----
  Loans Receivable from Participants ................              5,835,438       5,835,438
                                                                -------------   -------------

  Funds on Deposit with Insurance Companies and Banks
  ---------------------------------------------------
  FIXED INCOME FUND
  -----------------
  Life Insurance Company of Georgia,
    7%, due June 1999 ...............................             10,048,312      10,048,312 *
  Massachusetts Mutual Life Insurance Company,
    8.65%, due February 1996 ........................              8,058,860       8,058,860 *
  EB MaGIC Fund .....................................             54,393,169      58,665,637 *
                                                                -------------   -------------
                                                                  72,500,341      76,772,809
                                                                -------------   -------------

  Total Assets Held for Investment Purposes .........           $216,857,026    $214,438,608
                                                                =============   =============
<F>
    * - Contract value approximated market value.


  The accompanying notes are an integral part of this schedule.







                                 CENTERIOR ENERGY CORPORATION                  SCHEDULE II
                                    EMPLOYEE SAVINGS PLAN
                             SCHEDULE OF REPORTABLE TRANSACTIONS
                             FOR THE YEAR ENDED DECEMBER 31, 1995

                                    Number of      Historical                    Net Gain
      Transaction Description      Transactions       Cost        Proceeds        (Loss)
  -------------------------------  ------------   -----------   ------------   ------------
  Purchases:

  Armada Money Market Fund ......      102         $9,589,856       N/A            N/A

  EB MaGIC Fund .................       11          3,866,841       N/A            N/A

  Employee Benefits Money
    Market Fund .................      332         25,438,491       N/A            N/A


  Sales:

  Armada Money Market Fund ......       58         $6,107,174    $6,107,174             $0

  EB MaGIC Fund .................       26          6,561,595     6,942,575        380,980

  Employee Benefits Money
    Market Fund .................      280         27,373,813    27,373,813              0

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












                        CENTERIOR ENERGY CORPORATION



                  	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report on the financial statements of the Centerior Energy Corporation Employee Savings Plan dated June 26, 1996, included in this Form 10-K/A, into Centerior Energy Corporation's previously filed Registration Statements, File Nos. 33-47231, 33-9736, 33-58935, 33-49957
and 33-59635.






                                                     ARTHUR ANDERSEN LLP









Cleveland, Ohio
June 26, 1996










            	THE CLEVELAND ELECTRIC ILLUMINATING COMPANY



              	CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



     As independent public accountants, we hereby consent to the incorporation of our report on the financial statements of the Centerior Energy Corporation Employee Savings Plan dated June 26, 1996, included in this Form 10-K/A, into The Cleveland Electric Illuminating Company's previously filed Registration Statement, File No. 33-55513.






                                                 ARTHUR ANDERSEN LLP









Cleveland, Ohio
June 26, 1996