Form 10-Q
period 1996-06-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1996-08-14
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1996

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

Yes   X       No


     On August 8, 1996, there were 148,025,928 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.





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

                               TABLE OF CONTENTS


                                                                       Page

PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiary The Toledo Edison Company

         Notes to the Financial Statements  (Unaudited)                   1

          Centerior Energy Corporation and Subsidiaries

             Income Statement                                             5
             Balance Sheet                                                6
             Cash Flows                                                   7
             Management's Discussion and Analysis of Financial            8
               Condition and Results of Operations


        The Cleveland Electric Illuminating Company and Subsidiary

             Income Statement                                            12
             Balance Sheet                                               13
             Cash Flows                                                  14
             Management's Discussion and Analysis of Financial           15
               Condition and Results of Operations


        The Toledo Edison Company

             Income Statement                                            18
             Balance Sheet                                               19
             Cash Flows                                                  20
             Management's Discussion and Analysis of Financial           21
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                     25
          Item 6.  Exhibits and Reports on Form 8-K                      27


Signatures                                                               28

Exhibit Index                                                            29



                                  -i-


CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY,
AND THE TOLEDO EDISON COMPANY
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at June 30, 1996 and results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995 have been included. All such adjustments were normal recurring adjustments, except for the write-down of inactive production facilities in the first quarter of 1996 discussed in Note 8.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (First Quarter 1996 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

In August 1995, Cleveland Electric formed a wholly owned subsidiary, Centerior Funding Corporation (Centerior Funding), to serve as the transferor in connection with asset-backed securitization transactions completed by the Operating Companies in May and July 1996 as discussed in
Note 5.  Centerior Funding was initially funded in May 1996.

As discussed in "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q, Centerior Energy announced in April 1996 that it had entered into a partnership with an AT&T subsidiary related to wireless communications. The total investment at June 30, 1996 approximated $17 million.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At June 30, 1996, Cleveland Electric and Toledo Edison had $168.1 million and $185.2 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.
(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the six months ended June 30, 1996 and 1995 were as follows:

                                             1996        1995

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20
            Paid August 15                    .20         .20

Common stock cash dividends declared by Cleveland Electric during the six months ended June 30, 1996 and 1995 were as follows:

                                             1996        1995
                                                (millions)

            Paid in February                 $29.6       $ --
            Paid in May                       46.6        15.0

Toledo Edison did not declare any common stock dividends during the six months ended June 30, 1996 and 1995.

(4)  Financing Activity

During the three months ended June 30, 1996, the Operating Companies redeemed or retired debt and preferred stock as follows:

Cleveland Electric

Mandatory redemptions consisted of $20 million principal amount of secured medium-term notes; $3 million of Serial Preferred Stock, $88.00 Series E; $10.7 million of Serial Preferred Stock, $91.50 Series Q; and $1.1 million of bank loans secured by subordinated mortgage collateral and pollution control notes.

Toledo Edison

Mandatory redemptions consisted of $12.5 million aggregate principal amount of secured medium-term notes; $1.7 million of 9-3/8% Cumulative Preferred Stock, $100 par value; and $1 million of bank loans secured by subordinated mortgage collateral and pollution control notes.

(5)  Asset-Backed Securitization Transactions
In May 1996, the Operating Companies began to sell on a daily basis substantially all of their retail customer accounts receivable and unbilled revenue receivables to Centerior Funding, a wholly owned subsidiary of Cleveland Electric, pursuant to a five-year asset-backed securitization agreement.

In consideration for the initial sale, the Operating Companies received $97.4 million ($35.7 million for Cleveland Electric and $61.7 million for Toledo Edison), $18 million of notes receivable ($7.6 million for Cleveland Electric and $10.4 million for Toledo Edison) and a Cleveland Electric equity contribution in Centerior Funding of $142.1 million. The cash proceeds were used to retire maturing fixed obligations of the Operating Companies and for general corporate purposes. The transactions between each Operating Company and Centerior Funding were treated as sales for financial reporting purposes.

Upon acquiring the Operating Companies' accounts receivable and unbilled revenue receivables, Centerior Funding transferred the assets to a master trust and subsequently raised $100 million through the issuance of receivables-backed investor certificates representing an undivided interest in the master trust receivables (certificates). The terms of the transaction required Centerior Funding to record the proceeds received as debt for financial reporting purposes. At June 30, 1996, the $100 million obligation is recorded as a current liability in the Cleveland Electric and Centerior Energy balance sheets.

In July 1996, Centerior Funding completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes. Centerior Funding used the net proceeds of $148.9 million from the sale to retire the $100 million of its certificates, repay its notes payable ($10 million to Cleveland Electric and $16 million to Toledo Edison) and pay a $22.9 million dividend to Cleveland Electric.

(6)  Capital Stock

In June 1996, Centerior Energy's Board of Directors increased its previous authorization to purchase Centerior Energy common stock in the open market from 1.5 million shares to 10% of the shares outstanding (about 14.8 million shares) and extended the buy-back period for one year through June 30, 1997. As of June 30, 1996, an aggregate of 225,500 shares had been purchased under the July 1991 authorization. Such shares are being held as treasury stock. No purchases have been made since August 1992.

In June 1996, Centerior Energy's Board of Directors also adopted a share owner rights plan to protect the long-term value of share owner investment and to encourage anyone seeking to acquire Centerior Energy to negotiate with the Board prior to attempting a takeover. Under this plan, Centerior Energy common stock share owners of record on July 8, 1996 were granted a right to purchase one five-hundredth of a share of Centerior Energy preferred stock for each share of common stock owned on that date. Centerior Energy's Board of Directors will decide if the rights will be exercisable in the event of an unsolicited takeover attempt that the Board determines not to be in the best interest of Centerior Energy or its share owners. For additional information, see "Item 5. Other Events. 1. Shareholder Rights Plan." in the Companies' combined Current Report on Form 8-K dated June 25, 1996.

(7)  Generating Plant Lease Agreement

Cleveland Electric has entered into an agreement with Jersey Central Power & Light Company (Jersey Central) under which Jersey Central will lease Cleveland Electric's ownership share (351,000 kilowatts) of the Seneca Power Plant, a pumped-storage, hydro-electric generating station. The lease, which is subject to regulatory approvals, has a June 1, 1996 to May 31, 2004 term. Total annual revenues are expected to be approximately $18 million initially with the rental rate subject to escalation provisions in the agreement. The Federal Energy Regulatory Commission (FERC) issued an order in August 1996 in which it concluded that the transaction should be accounted for as a wholesale power sale rather than a lease. In its order, the FERC also accepted the agreement for filing effective June 1, 1996 and set the matter for hearing on August 15, 1996 to consider the rates to be paid pursuant to the agreement.

(8)  Write-down of Inactive Production Facilities

In the first quarter of 1996, Toledo Edison wrote down the net book value of two inactive production facilities, $11.3 million, to "Other Income and Deductions, Net" resulting in nonoperating losses for Toledo Edison and Centerior Energy for that period. The net write-down was $7.2 million after taxes or, for Centerior Energy, $.05 per common share. The write-down resulted from a decision that the facilities are no longer expected to provide revenues.

(9)  Regulatory Matters

On April 11, 1996, The Public Utilities Commission of Ohio (PUCO) issued a rate order granting the full price increase aggregating $119 million in annualized revenues ($84 million for Cleveland Electric and $35 million for Toledo Edison) requested in April 1995. The new prices were implemented in late April 1996. The PUCO also approved changes in depreciation rates for the Operating Companies. For a full discussion, see Note 6 to the financial statements in the First Quarter 1996 Form 10-Q.

(10)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal
Proceedings" in the 1995 Form 10-K and "Part II, Item 5.  Other
Information" in this Quarterly Report on Form 10-Q and in the First Quarter 1996 Form 10-Q.


                            CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                               INCOME STATEMENT
                                                 (Unaudited)
                                     (Thousands, Except Per Share Amounts)



                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                        June 30,
                                                          ---------------------        ---------------------------
                                                            1996         1995               1996            1995
                                                          --------     --------        -----------     -----------
OPERATING REVENUES                                      $ 608,966    $ 606,945       $  1,214,221    $  1,194,526


OPERATING EXPENSES
  Fuel and Purchased Power                                110,248      113,725            225,232         233,094
  Other Operation and Maintenance                         149,763      150,551            305,668         291,155
  Generation Facilities Rental Expense, Net                39,853       39,851             79,706          79,703
  Depreciation and Amortization                            76,722       70,023            149,954         139,471
  Taxes, Other Than Federal Income Taxes                   83,411       82,424            167,363         164,380
  Deferred Operating Expenses, Net                         10,868      (14,706)            21,411         (30,770)
  Federal Income Taxes                                     21,361       28,264             39,354          50,942
                                                          --------     --------        -----------     -----------
    Total Operating Expenses                              492,226      470,132            988,688         927,975
                                                          --------     --------        -----------     -----------
OPERATING INCOME                                          116,740      136,813            225,533         266,551

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         788          271              1,699           1,646
  Other Income and Deductions, Net                           (539)         968             (6,999)          3,270
  Deferred Carrying Charges                                    --       11,623                 --          23,195
  Federal Income Taxes - Credit (Expense)                     880         (997)             2,795          (2,797)
                                                          --------     --------        -----------     -----------
    Total Nonoperating Income (Loss)                        1,129       11,865             (2,505)         25,314
                                                          --------     --------        -----------     -----------
INCOME BEFORE INTEREST CHARGES                            117,869      148,678            223,028         291,865

INTEREST CHARGES
  Long-term Debt                                           83,331       87,657            166,649         174,735
  Short-term Debt                                           2,322        2,589              4,198           5,571
  Allowance for Borrowed Funds Used During Construction      (774)      (1,073)            (1,617)         (1,763)
                                                          --------     --------        -----------     -----------
    Net Interest Charges                                   84,879       89,173            169,230         178,543
                                                          --------     --------        -----------     -----------
INCOME AFTER INTEREST CHARGES                              32,990       59,505             53,798         113,322

  Preferred Dividend Requirements of Subsidiaries          14,042       15,414             28,277          31,154
                                                          --------     --------        -----------     -----------
NET INCOME                                              $  18,948    $  44,091       $     25,521    $     82,168
                                                          ========     ========        ===========     ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                148,027      148,032            148,027         148,032
                                                          ========     ========        ===========     ===========
EARNINGS PER COMMON SHARE                               $     .13    $     .30       $        .17    $        .56
                                                          ========     ========        ===========     ===========



The accompanying notes as they relate to Centerior Energy are an integral part of this statement.





                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,837,652      $  9,767,788
  Accumulated Depreciation and Amortization                    (3,168,988)       (3,036,181)
                                                               -----------       -----------
                                                                6,668,664         6,731,607
  Construction Work In Progress                                    86,639           101,031
                                                               -----------       -----------
                                                                6,755,303         6,832,638
  Nuclear Fuel, Net of Amortization                               215,874           199,707
  Other Property, Less Accumulated Depreciation                    91,838           101,745
                                                               -----------       -----------
                                                                7,063,015         7,134,090

CURRENT ASSETS
  Cash and Temporary Cash Investments                             136,439           179,038
  Amounts Due from Customers and Others, Net                      265,802           223,228
  Unbilled Revenues                                                98,344           100,344
  Materials and Supplies, at Average Cost                         115,646           119,507
  Fossil Fuel Inventory, at Average Cost                           25,421            30,663
  Taxes Applicable to Succeeding Years                            183,288           255,142
  Other                                                            17,216            18,562
                                                               -----------       -----------
                                                                  842,156           926,484
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                   1,058,570         1,067,374
  Unamortized Loss from Beaver Valley Unit 2 Sale                  93,960            96,206
  Unamortized Loss on Reacquired Debt                              85,422            88,893
  Carrying Charges and Operating Expenses                       1,033,789         1,053,220
  Nuclear Plant Decommissioning Trusts                            123,594           113,681
  Other                                                           161,964           163,156
                                                               -----------       -----------
                                                                2,557,299         2,582,530
                                                               -----------       -----------
                                                             $ 10,462,470      $ 10,643,104
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,920,184      $  1,983,560
  Preferred Stock
   With Mandatory Redemption Provisions                           190,267           220,440
   Without Mandatory Redemption Provisions                        450,871           450,871
  Long-Term Debt                                                3,719,312         3,733,892
                                                               -----------       -----------
                                                                6,280,634         6,388,763

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           185,023           234,771
  Current Portion of Lease Obligations                             81,889            94,653
  Notes Payable to Banks and Others                               100,000                --
  Accounts Payable                                                154,199           152,909
  Accrued Taxes                                                   253,224           373,757
  Accrued Interest                                                 81,453            83,050
  Dividends Declared                                               43,910            14,666
  Other                                                            65,839            73,328
                                                               -----------       -----------
                                                                  965,537         1,027,134
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              257,441           263,352
  Accumulated Deferred Federal Income Taxes                     1,903,339         1,875,080
  Unamortized Gain from Bruce Mansfield Plant Sale                486,764           498,771
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                       133,909           145,393
  Nuclear Fuel Lease Obligations                                  149,414           137,260
  Retirement Benefits                                             181,317           178,579
  Other                                                           104,115           128,772
                                                               -----------       -----------
                                                                3,216,299         3,227,207
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $ 10,462,470      $ 10,643,104
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





                                  CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                    CASH FLOWS
                                                   (Unaudited)
                                                   (Thousands)


                                                                Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                                 1996        1995
                                                            ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $25,521     $82,168
                                                               --------    --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                               149,954     139,471
    Deferred Federal Income Tax                                  35,638      34,345
    Unbilled Revenues                                             2,000      (7,000)
    Deferred Fuel                                                 1,591      15,687
    Deferred Carrying Charges                                        --     (23,195)
    Leased Nuclear Fuel Amortization                             35,798      60,005
    Deferred Operating Expenses, Net                             21,411     (30,770)
    Allowance for Equity Funds Used During Construction          (1,699)     (1,646)
    Changes in Amounts Due from Customers and Others, Net       (42,574)     13,270
    Changes in Inventories                                        9,103     (12,815)
    Changes in Accounts Payable                                   1,290      (4,055)
    Changes in Working Capital Affecting Operations             (56,419)    (69,801)
    Other Noncash Items                                         (25,643)     (7,397)
                                                               --------    --------
      Total Adjustments                                         130,450     106,099
                                                               --------    --------
      Net Cash from Operating Activities                        155,971     188,267

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Loans, Commercial Paper and Other Short-Term Debt        100,000          --
  First Mortgage Bond Issues                                         --     398,900
  Reacquired Common Stock                                           (20)         --
  Maturities, Redemptions and Sinking Funds                     (94,479)   (371,516)
  Nuclear Fuel Lease Obligations                                (52,851)    (39,893)
  Common Stock Dividends Paid                                   (59,211)    (59,213)
  Premiums, Discounts and Expenses                                 (474)    (13,456)
                                                               --------    --------
      Net Cash from Financing Activities                       (107,035)    (85,178)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                                  (75,305)    (82,767)
  Interest Capitalized as Allowance for Borrowed Funds Used
    During Construction                                          (1,617)     (1,763)
  Contributions to Nuclear Plant Decommissioning Trusts          (5,897)    (11,794)
  Investment in Partnership                                     (17,000)         --
  Other Cash Received (Applied)                                   8,284     (23,533)
                                                               --------    --------
      Net Cash from Investing Activities                        (91,535)   (119,857)
                                                               --------    --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (42,599)    (16,768)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD      179,038     186,399
                                                               --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $136,439    $169,631
                                                               ========    ========

Other Payment Information:
  Interest (net of amounts capitalized)                        $165,000    $152,000
  Federal Income Taxes                                            5,200      32,800


The accompanying notes as they relate to Centerior Energy are an integral part of this statement.





CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First Quarter 1996 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1996, the Operating Companies redeemed or retired various securities as discussed in Note 4. Also, in May and July 1996, the Operating Companies completed certain asset-backed securitization transactions as discussed in Note 5.

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. On August 2, 1996, the special-purpose corporation completed a transaction in which it issued $100 million aggregate amount of intermediate-term secured notes maturing in the 1997 through 2000 period. The proceeds will be used to pay all or part of the outstanding balance of the special-purpose corporation's commercial paper borrowings and a portion of its previously issued intermediate-term secured notes as they mature. The special-purpose corporation also plans to complete new bank credit arrangements in the third quarter of 1996 to replace $150 million of bank credit arrangements terminating in October 1996.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1996, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $430 million and $171 million of additional first mortgage bonds, respectively.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. Based on earnings for the 12 months ended June 30, 1996, Toledo Edison could not issue additional preferred stock. Toledo Edison will be unable to issue preferred stock until it can meet the interest and preferred dividend coverage test in its articles of incorporation.

Results of Operations

Factors contributing to the 0.3% and 1.6% increases in 1996 operating revenues from 1995 for the second quarter and six months, respectively, are shown as follows:

                                                    Changes for Period
                                                    Ended June 30, 1996
                                                    Three         Six
                 Factors                           Months       Months
                                                        (millions)

     Kilowatt-hour Sales Volume and Mix             $ 0.5        $15.5

     Base Rates                                      11.6         11.2
     Wholesale Revenues                              (3.2)         0.3

     Fuel Cost Recovery Revenues                     (2.8)        (8.7)

     Miscellaneous Revenues                          (4.1)         1.4

     Total                                          $ 2.0        $19.7


Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:

                                                    Changes for Period
                                                    Ended June 30, 1996
                                                    Three         Six
               Customer Categories                  Months       Months

               Residential                           2.9%         5.0%

               Commercial                            4.2          3.6
               Industrial                            1.0          0.3
               Other                               (29.5)       (15.3)

               Total                                (1.3)         0.4

Second quarter 1996 total kilowatt-hour sales decreased because of 40% less wholesale sales (included in the "Other" category). Residential and commercial sales increased because of the cooler spring weather in the second quarter of 1996 than in the second quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased 0.7% and 3.6%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.4% increase in the number of commercial customers and an increase in average customer usage of about 2%. Increased sales to petroleum refineries and the broad-based, smaller industrial customer group partially offset less sales to large steel industry customers.

Total kilowatt-hour sales increased for the six-month period in 1996 as increases from weather-related demand were partially offset by a 20% decline in wholesale sales. Residential and commercial sales increased because of the colder winter and spring weather in the 1996 period. Weather-normalized residential and commercial sales increased 1.4% and 2.6%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.8% increase in the average number of commercial customers and an increase in average customer usage of about 1%. Increased sales to petroleum refineries and the broad-based, smaller industrial customer group were partially offset by less sales to large automotive manufacturers and steel producers.

Wholesale sales in 1996 were suppressed by soft market conditions and limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The increases in 1996 base rates revenues resulted primarily from the April 1996 PUCO rate order for the Operating Companies. See Note 9.
Renegotiated contracts for certain large industrial customers resulted in a decrease in base rates which partially offset the effect of the general price increase.

The decreases in 1996 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the second quarter of 1996 decreased about 5% for Cleveland Electric and increased about 3% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the second quarter of 1995. The weighted average of the respective fuel cost recovery factors used for the 1996 six-month period decreased about 7% for Cleveland Electric and increased about 2% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the 1995 six-month period.

Second quarter miscellaneous revenues in 1996 decreased from the 1995 amount primarily because of the retroactive effect of a reclassification of certain revenues as credits to operating expenses.

Second quarter operating expenses in 1996 increased 4.7% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Federal income taxes decreased as a result of lower pretax operating income. Fuel and purchased power expenses decreased as lower fuel expense was partially offset by higher purchased power expense.

Second quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The second quarter 1996 federal income tax credit for nonoperating income increased accordingly.

Second quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

Second quarter net income and earnings per common share in 1996 decreased $25.1 million and $.17, respectively, from the 1995 amounts primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995 and the delay in realizing the full financial benefits of the Companies' strategic plan initiatives. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in late April 1996 with the implementation of the price increases.

Six-month operating expenses in 1996 increased 6.5% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased for the same reasons cited for the second quarter 1996 increase in these expenses. Federal income taxes decreased as a result of lower pretax operating income. Lower fuel and purchased power expenses resulted from less amortization of previously deferred fuel costs than the amount amortized in 1995.

A six-month 1996 nonoperating loss resulted primarily from the cessation of carrying charge deferrals related to the Rate Stabilization Program in November 1995 and Toledo Edison's write-down of two inactive production facilities as discussed in Note 8. The six-month 1996 federal income tax credit for nonoperating income increased accordingly.

Six-month 1996 interest charges and preferred dividend requirements decreased because of the same reasons cited for the second quarter 1996 decrease in these charges.

Six-month net income and earnings per common share in 1996 decreased $56.6 million and $.39, respectively, from the 1995 amounts primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995 and the delay in realizing the full financial benefits of the Companies' strategic plan initiatives. Six-month 1996 earnings were also negatively affected by Toledo Edison's write-down of two inactive production facilities ($7.2 million after taxes and $.05 per share).





                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)



                                                           Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
                                                          ---------------------        -------------------------
                                                            1996         1995             1996           1995
                                                          --------     --------        ----------     ----------
OPERATING REVENUES                                      $ 434,025    $ 424,362       $   861,551    $   834,745


OPERATING EXPENSES
  Fuel and Purchased Power (1)                             98,216      101,831           201,942        207,893
  Other Operation and Maintenance                          99,083      100,315           204,215        194,969
  Generation Facilities Rental Expense, Net                13,891       13,891            27,783         27,783
  Depreciation and Amortization                            53,033       48,883           103,849         97,487
  Taxes, Other Than Federal Income Taxes                   59,750       58,559           119,760        116,247
  Deferred Operating Expenses, Net                          6,575       (9,564)           12,943        (20,457)
  Federal Income Taxes                                     17,565       19,377            29,370         34,452
                                                          --------     --------        ----------     ----------
    Total Operating Expenses                              348,113      333,292           699,862        658,374
                                                          --------     --------        ----------     ----------
OPERATING INCOME                                           85,912       91,070           161,689        176,371

NONOPERATING INCOME
  Allowance for Equity Funds Used During Construction         601         (122)            1,099            966
  Other Income and Deductions, Net                         (1,016)         845               633          1,137
  Deferred Carrying Charges                                    --        7,715                --         15,363
  Federal Income Taxes - Credit (Expense)                   1,034         (408)              282           (903)
                                                          --------     --------        ----------     ----------
    Total Nonoperating Income                                 619        8,030             2,014         16,563
                                                          --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                             86,531       99,100           163,703        192,934

INTEREST CHARGES
  Long-Term Debt                                           60,626       61,337           120,786        121,305
  Short-Term Debt                                           1,372        1,143             2,064          1,794
  Allowance for Borrowed Funds Used During Construction      (627)        (965)           (1,146)        (1,378)
                                                          --------     --------        ----------     ----------
    Net Interest Charges                                   61,371       61,515           121,704        121,721
                                                          --------     --------        ----------     ----------
NET INCOME                                                 25,160       37,585            41,999         71,213

  Preferred Dividend Requirements                           9,813       10,718            19,845         21,675
                                                          --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                     $  15,347    $  26,867       $    22,154    $    49,538
                                                          ========     ========        ==========     ==========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                      $  25,908    $  26,161       $    52,580    $    49,557


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.







                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,917,410      $  6,871,468
  Accumulated Depreciation and Amortization                    (2,184,313)       (2,094,092)
                                                               -----------       -----------
                                                                4,733,097         4,777,376
  Construction Work In Progress                                    66,907            73,250
                                                               -----------       -----------
                                                                4,800,004         4,850,626
  Nuclear Fuel, Net of Amortization                               129,021           121,966
  Other Property, Less Accumulated Depreciation                    56,632            58,299
                                                               -----------       -----------
                                                                4,985,657         5,030,891

CURRENT ASSETS
  Cash and Temporary Cash Investments                              41,165            69,770
  Amounts Due from Customers and Others, Net                      247,218           152,339
  Amounts Due from Affiliates                                       3,040             4,729
  Unbilled Revenues                                                91,544            78,500
  Materials and Supplies, at Average Cost                          76,347            79,540
  Fossil Fuel Inventory, at Average Cost                           17,169            21,391
  Taxes Applicable to Succeeding Years                            130,673           184,099
  Other                                                             7,707             7,197
                                                               -----------       -----------
                                                                  614,863           597,565
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                     642,895           651,264
  Unamortized Loss on Reacquired Debt                              59,538            61,252
  Carrying Charges and Operating Expenses                         631,782           643,561
  Nuclear Plant Decommissioning Trusts                             66,904            61,497
  Other                                                            99,425           105,696
                                                               -----------       -----------
                                                                1,500,544         1,523,270
                                                               -----------       -----------
                                                             $  7,101,064      $  7,151,726
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,081,893      $  1,126,762
  Preferred Stock
   With Mandatory Redemption Provisions                           186,912           215,420
   Without Mandatory Redemption Provisions                        240,871           240,871
  Long-Term Debt                                                2,659,850         2,665,981
                                                               -----------       -----------
                                                                4,169,526         4,249,034

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           160,874           176,474
  Current Portion of Lease Obligations                             48,249            54,634
  Notes Payable to Banks and Others                               100,000                --
  Accounts Payable                                                 93,924            89,038
  Accounts and Notes Payable to Affiliates                         99,039            63,961
  Accrued Taxes                                                   220,593           296,141
  Accrued Interest                                                 58,236            58,608
  Dividends Declared                                                6,092            15,818
  Other                                                            36,519            40,766
                                                               -----------       -----------
                                                                  823,526           795,440
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              180,059           184,002
  Accumulated Deferred Federal Income Taxes                     1,312,849         1,298,260
  Unamortized Gain from Bruce Mansfield Plant Sale                303,204           310,678
  Accumulated Deferred Rents for Bruce Mansfield Plant             95,192            91,604
  Nuclear Fuel Lease Obligations                                   89,826            85,569
  Retirement Benefits                                              69,065            65,424
  Other                                                            57,817            71,715
                                                               -----------       -----------
                                                                2,108,012         2,107,252
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $  7,101,064      $  7,151,726
                                                               ===========       ===========

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.





          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                           CASH FLOWS
                                           (Unaudited)
                                           (Thousands)


                                                                Six Months Ended
                                                                    June 30,
                                                            ------------------------
                                                                 1996        1995
                                                            ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $41,999     $71,213
                                                               --------    --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                               103,849      97,487
    Deferred Federal Income Tax                                  22,905      24,004
    Unbilled Revenues                                            (6,000)     (5,000)
    Deferred Fuel                                                   (52)     15,393
    Deferred Carrying Charges                                        --     (15,363)
    Leased Nuclear Fuel Amortization                             20,338      33,987
    Deferred Operating Expenses, Net                             12,943     (20,457)
    Allowance for Equity Funds Used During Construction          (1,099)       (966)
    Changes in Amounts Due from Customers and Others, Net       (29,708)     10,120
    Changes in Inventories                                        7,415     (11,107)
    Changes in Accounts Payable                                   4,886       1,697
    Changes in Working Capital Affecting Operations             (31,895)    (64,495)
    Other Noncash Items                                         (12,856)    (13,165)
                                                               --------    --------
      Total Adjustments                                          90,726      52,135
                                                               --------    --------
      Net Cash from Operating Activities                        132,725     123,348

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank Loans, Commercial Paper and Other Short-Term Debt        100,000          --
  Notes Payable to Affiliates                                    41,411     (58,100)
  First Mortgage Bond Issues                                         --     353,900
  Maturities, Redemptions and Sinking Funds                     (50,614)   (265,063)
  Nuclear Fuel Lease Obligations                                (29,533)    (23,092)
  Dividends Paid                                                (96,388)    (36,967)
  Premiums, Discounts and Expenses                                 (249)     (8,644)
                                                               --------    --------
      Net Cash from Financing Activities                        (35,373)    (37,966)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                                  (51,455)    (65,316)
  Interest Capitalized as Allowance for Borrowed Funds Used
    During Construction                                          (1,146)     (1,378)
  Contributions to Nuclear Plant Decommissioning Trusts          (3,204)     (6,408)
  Purchases of Accounts Receivable from Affiliate               (76,326)         --
  Other Cash Received (Applied)                                   6,174     (15,988)
                                                               --------    --------
      Net Cash from Investing Activities                       (125,957)    (89,090)
                                                               --------    --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (28,605)     (3,708)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       69,770      65,643
                                                               --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $41,165     $61,935
                                                               ========    ========

Other Payment Information:
  Interest (net of amounts capitalized)                        $119,000    $105,000
  Federal Income Taxes (Refund)                                  (6,200)     20,900


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.





THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First Quarter 1996 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1996, Cleveland Electric redeemed or retired various securities as discussed in Note 4. Also, in May and July 1996, the Operating Companies completed certain asset-backed securitization transactions as discussed in Note 5.

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. On August 2, 1996, the special-purpose corporation completed a transaction in which it issued $100 million aggregate amount of intermediate-term secured notes maturing in the 1997 through 2000 period. The proceeds will be used to pay all or part of the outstanding balance of the special-purpose corporation's commercial paper borrowings and a portion of its previously issued intermediate-term secured notes as they mature. The special-purpose corporation also plans to complete new bank credit arrangements in the third quarter of 1996 to replace $150 million of bank credit arrangements terminating in October 1996.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1996, Cleveland Electric would have been permitted to issue approximately
$430 million of additional first mortgage bonds.

Results of Operations

Factors contributing to the 2.3% and 3.2% increases in 1996 operating revenues from 1995 for the second quarter and six months, respectively, are shown as follows:
                                                   Changes for Period
                                                   Ended June 30, 1996
                                                   Three         Six
               Factors                             Months       Months
                                                       (millions)

     Base Rates                                    $13.7        $15.3
     Kilowatt-hour Sales Volume and Mix              2.0         13.7
     Wholesale Revenues                              1.2          4.8

     Fuel Cost Recovery Revenues                    (3.7)        (9.7)

     Miscellaneous Revenues                         (3.5)         2.7

     Total                                         $ 9.7        $26.8

The increases in 1996 base rates revenues resulted primarily from the April 1996 PUCO rate order. See Note 9.

Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:

                                                   Changes for Period
                                                   Ended June 30, 1996
                                                   Three         Six
               Customer Categories                 Months       Months

               Residential                          2.6%         4.8%
               Commercial                           3.9          3.1
               Industrial                          (0.6)        (1.0)
               Other                                9.1          4.4
               Total                                2.2          2.0

Second quarter 1996 total kilowatt-hour sales increased because of increased residential and commercial sales and a 14% increase in wholesale sales (included in the "Other" category). Residential and commercial sales increased because of the cooler spring weather in the second quarter of 1996 than in the second quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased 0.9% and 3.4%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.4% increase in the number of commercial customers and an increase in average customer usage of about 2%. Industrial sales decreased slightly primarily because of less sales to large steel industry customers.

Total kilowatt-hour sales increased for the six-month period in 1996 because of weather-related demand and an 8.2% increase in wholesale sales.
 Residential and commercial sales increased because of the colder winter and spring weather in the 1996 period. Weather-normalized residential and commercial sales increased 1.4% and 2.2%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.7% increase in the average number of commercial customers and an increase in average customer usage of about 0.5%. Industrial sales decreased primarily because of less sales to large automotive manufacturers and steel producers.

The decreases in 1996 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1996 to calculate these revenues compared to those used in 1995. The decreases in the weighted averages of the fuel cost recovery factors for 1996 were about 5% and 7% for the second quarter and six months, respectively.

Second quarter miscellaneous revenues in 1996 decreased from the 1995 amount primarily because of the retroactive effect of a reclassification of certain revenues as credits to operating expenses.

Second quarter operating expenses in 1996 increased 4.4% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Federal income taxes decreased as a result of lower pretax operating income. Lower fuel and purchased power expenses resulted from both lower fuel expense and lower purchased power expense.

Second quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The second quarter 1996 federal income tax credit for nonoperating income increased accordingly.

Second quarter earnings available for common stock in 1996 decreased $11.5 million from the 1995 amount primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995 and the delay in realizing the full financial benefits of the Companies' strategic plan initiatives. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in late April 1996 with the implementation of the price increases.

Six-month operating expenses in 1996 increased 6.3% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased for the same reasons cited for the second quarter 1996 increase in these expenses. Federal income taxes decreased as a result of lower pretax operating income. Lower fuel and purchased power expenses resulted from less amortization of previously deferred fuel costs than the amount amortized in 1995.

Six-month 1996 nonoperating income decreased because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The six-month 1996 federal income tax credit for nonoperating income increased accordingly.

Six-month earnings available for common stock in 1996 decreased $27.4 million from the 1995 amount primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995 and the delay in realizing the full financial benefits of the Companies' strategic plan initiatives.





                                           THE TOLEDO EDISON COMPANY
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)



                                                            Three Months Ended            Six Months Ended
                                                                  June 30,                    June 30,
                                                          ---------------------        ---------------------
                                                            1996         1995            1996        1995
                                                          --------     --------        --------     --------
OPERATING REVENUES (1)                                  $ 210,940    $ 215,043       $ 421,733    $ 421,427


OPERATING EXPENSES
  Fuel and Purchased Power                                 40,652       38,466          79,420       75,957
  Other Operation and Maintenance                          58,244       56,611         114,763      108,672
  Generation Facilities Rental Expense, Net                25,962       25,960          51,923       51,920
  Depreciation and Amortization                            23,689       21,140          46,105       41,984
  Taxes, Other Than Federal Income Taxes                   23,572       23,748          47,425       47,897
  Deferred Operating Expenses, Net                          4,293       (5,142)          8,468      (10,313)
  Federal Income Taxes                                      3,872        9,019          10,099       16,674
                                                          --------     --------        --------     --------
    Total Operating Expenses                              180,284      169,802         358,203      332,791
                                                          --------     --------        --------     --------
OPERATING INCOME                                           30,656       45,241          63,530       88,636

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         186          392             599          679
  Other Income and Deductions, Net                            374        1,110          (8,779)       3,128
  Deferred Carrying Charges                                    --        3,908              --        7,832
  Federal Income Taxes - Credit (Expense)                     115         (501)          3,310       (1,282)
                                                          --------     --------        --------     --------
    Total Nonoperating Income (Loss)                          675        4,909          (4,870)      10,357
                                                          --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                             31,331       50,150          58,660       98,993

INTEREST CHARGES
  Long-Term Debt                                           22,704       26,321          45,863       53,431
  Short-Term Debt                                           1,145        1,965           2,363        4,465
  Allowance for Borrowed Funds Used During Construction      (146)        (108)           (471)        (385)
                                                          --------     --------        --------     --------
    Net Interest Charges                                   23,703       28,178          47,755       57,511
                                                          --------     --------        --------     --------
NET INCOME                                                  7,628       21,972          10,905       41,482

  Preferred Dividend Requirements                           4,229        4,696           8,433        9,479
                                                          --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                     $   3,399    $  17,276       $   2,472    $  32,003
                                                          ========     ========        ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                              $  25,908    $  26,161       $  52,580    $  49,557


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.






                                  THE TOLEDO EDISON COMPANY
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,920,241      $  2,896,320
  Accumulated Depreciation and Amortization                      (984,676)         (942,088)
                                                               -----------       -----------
                                                                1,935,565         1,954,232
  Construction Work In Progress                                    19,732            27,781
                                                               -----------       -----------
                                                                1,955,297         1,982,013
  Nuclear Fuel, Net of Amortization                                86,853            77,741
  Other Property, Less Accumulated Depreciation                     7,515            19,555
                                                               -----------       -----------
                                                                2,049,665         2,079,309

CURRENT ASSETS
  Cash and Temporary Cash Investments                              52,272            93,669
  Amounts Due from Customers and Others, Net                       15,367            68,077
  Amounts Due from Affiliates                                      63,036            18,905
  Unbilled Revenues                                                 6,800            21,844
  Materials and Supplies, at Average Cost                          39,299            39,967
  Fossil Fuel Inventory, at Average Cost                            8,252             9,273
  Taxes Applicable to Succeeding Years                             52,615            71,044
  Other                                                             3,206             4,315
                                                               -----------       -----------
                                                                  240,847           327,094
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                     415,916           416,351
  Unamortized Loss from Beaver Valley Unit 2 Sale                  93,960            96,206
  Unamortized Loss on Reacquired Debt                              25,883            27,640
  Carrying Charges and Operating Expenses                         402,007           409,659
  Nuclear Plant Decommissioning Trusts                             56,691            52,185
  Other                                                            58,761            65,345
                                                               -----------       -----------
                                                                1,053,218         1,067,386
                                                               -----------       -----------
                                                             $  3,343,730      $  3,473,789
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    765,345      $    762,877
  Preferred Stock
   With Mandatory Redemption Provisions                             3,355             5,020
   Without Mandatory Redemption Provisions                        210,000           210,000
  Long-Term Debt                                                1,059,461         1,067,603
                                                               -----------       -----------
                                                                2,038,161         2,045,500

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            24,149            58,297
  Current Portion of Lease Obligations                             33,640            40,019
  Accounts Payable                                                 58,786            56,233
  Accounts and Notes Payable to Affiliates                         26,851            53,245
  Accrued Taxes                                                    34,491            78,178
  Accrued Interest                                                 23,105            24,250
  Other                                                            16,820            18,607
                                                               -----------       -----------
                                                                  217,842           328,829
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               77,382            79,350
  Accumulated Deferred Federal Income Taxes                       585,753           573,035
  Unamortized Gain from Bruce Mansfield Plant Sale                183,560           188,093
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                        38,717            53,789
  Nuclear Fuel Lease Obligations                                   59,325            51,691
  Retirement Benefits                                             102,671           103,060
  Other                                                            40,319            50,442
                                                               -----------       -----------
                                                                1,087,727         1,099,460
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $  3,343,730      $  3,473,789
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






                              THE TOLEDO EDISON COMPANY
                                       CASH FLOWS
                                       (Unaudited)
                                       (Thousands)



                                                                Six Months Ended
                                                                    June 30,
                                                            -----------------------
                                                                 1996        1995
                                                            ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $10,905     $41,482
                                                               --------    --------
  Adjustments to Reconcile Net Income
  to Cash from Operating Activities:
    Depreciation and Amortization                                46,105      41,984
    Deferred Federal Income Tax                                  13,368      10,603
    Unbilled Revenues                                             8,000      (2,000)
    Deferred Fuel                                                 1,643         294
    Deferred Carrying Charges                                        --      (7,832)
    Leased Nuclear Fuel Amortization                             15,461      26,019
    Deferred Operating Expenses, Net                              8,468     (10,313)
    Allowance for Equity Funds Used During Construction            (599)       (679)
    Changes in Amounts Due from Customers and Others, Net       (12,461)      3,364
    Sales of Accounts Receivable to Affiliate                    76,326          --
    Changes in Inventories                                        1,689      (1,707)
    Changes in Accounts Payable                                   2,553        (370)
    Changes in Working Capital Affecting Operations             (30,245)    (13,159)
    Other Noncash Items                                         (12,787)      5,768
                                                               --------    --------
      Total Adjustments                                         117,521      51,972
                                                               --------    --------
      Net Cash from Operating Activities                        128,426      93,454

CASH FLOWS FROM FINANCING ACTIVITIES
  Notes Payable to Affiliates                                   (20,950)         --
  First Mortgage Bond Issue                                          --      45,000
  Maturities, Redemptions and Sinking Funds                     (43,865)    (97,678)
  Nuclear Fuel Lease Obligations                                (23,318)    (16,801)
  Dividends Paid                                                 (8,437)     (9,544)
  Premiums, Discounts and Expenses                                 (225)     (4,812)
                                                               --------    --------
      Net Cash from Financing Activities                        (96,795)    (83,835)

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash Applied to Construction                                  (23,850)    (17,451)
  Interest Capitalized as Allowance for Borrowed Funds Used
    During Construction                                            (471)       (385)
  Loans to Affiliates                                           (46,411)         --
  Contributions to Nuclear Plant Decommissioning Trusts          (2,693)     (5,386)
  Other Cash Received (Applied)                                     397      (4,857)
                                                               --------    --------
      Net Cash from Investing Activities                        (73,028)    (28,079)
                                                               --------    --------
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (41,397)    (18,460)
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       93,669      87,800
                                                               --------    --------
CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $52,272     $69,340
                                                               ========    ========

Other Payment Information:
  Interest (net of amounts capitalized)                         $46,000     $47,000
  Federal Income Taxes                                           10,400      11,300


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.



THE TOLEDO EDISON COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First Quarter 1996 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the second quarter of 1996, Toledo Edison redeemed or retired various securities as discussed in Note 4. Also, in May and July 1996, the Operating Companies completed certain asset-backed securitization transactions as discussed in Note 5.

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. On August 2, 1996, the special-purpose corporation completed a transaction in which it issued $100 million aggregate amount of intermediate-term secured notes maturing in the 1997 through 2000 period. The proceeds will be used to pay all or part of the outstanding balance of the special-purpose corporation's commercial paper borrowings and a portion of its previously issued intermediate-term secured notes as they mature. The special-purpose corporation also plans to complete new bank credit arrangements in the third quarter of 1996 to replace $150 million of bank credit arrangements terminating in October 1996.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1996, Toledo Edison would have been permitted to issue approximately $171 million of additional first mortgage bonds.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. Based on earnings for the 12 months ended June 30, 1996, Toledo Edison could not issue additional preferred stock. Toledo Edison will be unable to issue preferred stock until it can meet the interest and preferred dividend coverage test in its articles of incorporation.

Results of Operations

Factors contributing to the 1.9% second quarter decrease and 0.1% six-month increase in 1996 operating revenues from 1995 are shown as follows:

                                                   Changes for Period
                                                   Ended June 30, 1996
                                                   Three         Six
               Factors                             Months       Months
                                                       (millions)

     Base Rates                                    $(2.1)       $(4.1)
     Kilowatt-hour Sales Volume and Mix             (1.4)         1.9
     Wholesale Revenues                             (2.3)         0.8
     Fuel Cost Recovery Revenues                     0.9          1.0
     Miscellaneous Revenues                          0.8          0.7

     Total                                         $(4.1)       $ 0.3

The impact of the price increase authorized by the PUCO in April 1996, as discussed in Note 9, was offset by a change in the implementation of summer prices. As a result of this change, higher summer prices are now in effect for most customers from June through September. Previously, higher summer prices were in effect from May through September. Consequently, base rates revenues for the May 1996 billing period were lower relative to the May 1995 amount. Renegotiated contracts for certain large industrial customers also resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:


                                                   Changes for Period
                                                   Ended June 30, 1996
                                                   Three         Six
               Customer Categories                 Months       Months

               Residential                          3.6%         5.4%
               Commercial                           5.0          5.2
               Industrial                           4.0          2.7
               Other                              (11.3)        (7.9)

               Total                               (0.1)         0.7

Second quarter 1996 total kilowatt-hour sales decreased slightly as less wholesale sales (included in the "Other" category) completely offset increased residential, commercial and industrial sales. Residential and commercial sales increased because of the cooler spring weather in the second quarter of 1996 than in the second quarter of 1995, which increased heating-related demand. Weather-normalized residential and commercial sales increased 0.1% and 4.2%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.6% increase in the number of commercial customers and an increase in average customer usage of about 2.5%. Industrial sales increased on the strength of increased sales to petroleum refineries and the broad-based, smaller industrial customer group.

Total kilowatt-hour sales for the six-month period in 1996 increased as increased residential, commercial and industrial sales completely offset less wholesale sales. Residential and commercial sales increased because of the colder winter and spring weather in the 1996 period. Weather-normalized residential and commercial sales increased 1.3% and 3.8%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 2% increase in the average number of commercial customers and an increase in average customer usage of about 2%. Industrial sales increased on the strength of increased sales to petroleum refineries and the broad-based, smaller industrial customer group.

Wholesale sales in 1996 were suppressed by soft market conditions and limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The increases in 1996 fuel cost recovery revenues included in customer bills resulted from increases in the fuel cost recovery factors used in 1996 to calculate these revenues compared to those used in 1995. The increases in the weighted averages of the fuel cost recovery factors for 1996 were about 3% and 2% for the second quarter and six months, respectively.

Second quarter operating expenses in 1996 increased 6.2% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. Federal income taxes decreased as a result of lower pretax operating income.

Second quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995.

Second quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

Second quarter earnings available for common stock in 1996 decreased $13.9 million from the 1995 amount primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995 and the delay in realizing the full financial benefits of the Companies' strategic plan initiatives. Recovery of both the costs no longer being deferred and the amortization of the deferrals began in late April 1996 with the implementation of the price increases.

Six-month operating expenses in 1996 increased 7.6% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program) and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Fuel and purchased power expenses and depreciation and amortization expenses increased for the same reasons cited for the second quarter 1996 increases in these expenses. Federal income taxes decreased as a result of lower pretax operating income.

A six-month 1996 nonoperating loss resulted primarily from the cessation of carrying charge deferrals related to the Rate Stabilization Program in November 1995 and the write-down of two inactive production facilities as discussed in Note 8. The six-month 1996 federal income tax credit for nonoperating income increased accordingly.

Six-month 1996 interest charges and preferred dividend requirements decreased because of the same reasons cited for the second quarter 1996 decrease in these charges.

Six-month earnings available for common stock in 1996 decreased $29.5 million from the 1995 amount primarily because of the cessation of the Rate Stabilization Program deferrals and accelerated amortizations, the commencement of the amortization of the deferrals in December 1995, the delay in realizing the full financial benefits of the Companies' strategic plan initiatives and the write-down of two inactive production facilities.



PART II.  OTHER INFORMATION


Item 5.  Other Information

1.    Retail Wheeling Bill

For background relating to this topic, see "Item 7.  Management's
Financial Analysis--Outlook--Competition" in the 1995 Form 10-K and "Item 5. Other Information. 1. Retail Wheeling Bill" in the First Quarter 1996 Form 10-Q.

On March 21, 1996, House Bill 653 was introduced in the Ohio House of Representatives by Representative Ronald Amstutz (R-Wooster) which, if enacted, would provide for the deregulation of the electric
utility industry in Ohio.   Hearings were held on H.B. 653 in the
House Public Utilities Committee in April and May 1996, but the Companies do not expect the bill to pass during the legislative session which runs through the end of the year.

2.    FERC Open-Access Transmission

      For background relating to this topic, see "Item 7. Management's Financial Analysis--Outlook--Competition" in the 1995 Form 10-K.

      On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final order No. 888 which required that all public utilities which own, control or operate transmission facilities file open-access transmission tariffs on or before July 9, 1996. The Operating Companies filed their open-access transmission tariff with the FERC on July 9, 1996, and such tariff is in effect as of that date.

3.    Transmission Alliance

      The Operating Companies joined Ohio Edison Company of Akron, Ohio, Virginia Electric and Power Company of Richmond, Virginia, and Allegheny Power Service Corporation of Hagerstown, Maryland in an alliance to understand better the available transmission capacities of the participating utilities and to compensate the participating utilities for the wholesale use of their facilities to transmit power. The information obtained from this alliance will increase transmission reliability for the utilities by improved scheduling and coordination of bulk power transactions. The Operating Companies intend to compare information obtained from this arrangement to information obtained from the Midwest Independent System Operation, which may be created after further negotiations among the Operating Companies and other public utilities in the Midwestern United States. The comparison will assist the Operating Companies in determining which of the two arrangements will be most beneficial for a successful transition to a more competitive marketplace.

4.    AT&T Telecommunications Partnership

      On April 17, 1996, a wholly owned subsidiary of Centerior Energy and an AT&T Wireless Services subsidiary entered into a joint venture aimed at bringing state-of-the-art wireless communications technology to Northeast Ohio. The new venture, AT&T PCS Cleveland, LLC, is structured as a limited liability company and is part of AT&T Wireless Services, which successfully bid last year for personal communications services ("PCS") licenses that, in conjunction with its present cellular markets, will afford AT&T Wireless Services coverage of 80% of the United States. One of the licenses awarded was for Northeast Ohio. The limited liability company will operate a PCS network which will provide wireless communications services to Greater Cleveland and surrounding areas in Northeast Ohio, as well as areas in Western Pennsylvania. The subsidiary of Centerior Energy has a 25% interest in AT&T PCS Cleveland, LLC, and would be obligated to invest no more than $60 million in the venture through April 2001.

      Centerior Energy believes that the AT&T/Centerior Energy partnership will allow the Operating Companies to provide enhancements in electric service to their customers, improve data communications with their power plants and better control the flow of electricity through their power lines.

5.    PUCO Rate Order

      For background relating to this topic, see "Note 6 to the Financial Statements (Unaudited)--(6) Regulatory Matters" in the First Quarter 1996 10-Q.

      The City of Cleveland, the Office of the Ohio Consumers' Council, Ohio Council of Retail Merchants, the Empowerment Center of Greater Cleveland, the City of Toledo, the Lucas County Board of Commissioners and Congresswoman Marcy Kaptur have filed appeals with
      the Ohio Supreme Court of the PUCO's April 11, 1996 rate order.   The
      Operating Companies will oppose such appeals.

6.    PUCO Order on Request by City of Clyde

      For background relating to this topic, see "Item 5.  Other Events.
      2. PUCO Order on Request by City of Clyde" in the Companies' combined Current Report on Form 8-K dated April 11, 1996.

      On August 12, 1996, the City of Clyde filed with the Ohio Supreme Court an appeal of the PUCO's April 11, 1996 order.

7.    Garfield Heights Appeal

      For background relating to this topic, see "Item 1. Business-- Operations--Competitive Conditions--Cleveland Electric" in the 1995 Form 10-K.

      On July 31, 1996, the Ohio Supreme Court issued its decision in the City of Garfield Heights rate ordinance appeal. The Court determined that the PUCO in its June 29, 1995 order did not abuse its discretion by refusing to express an opinion on the non-rate aspects of the City's ordinances and by refusing to assess the hearing expenses and costs against the City.

8.    Medical Center Co. -- FERC Petition

      For background relating to this topic, see "Item 1. Business-- Operations--Competitive Conditions--Cleveland Electric" in the 1995 Form 10-K.

      On July 31, 1996, the FERC ruled that Cleveland Electric is obligated to provide transmission service to Cleveland Public Power ("CPP"). This will enable CPP to provide electric service to Medical Center Co. beginning in August 1996. The FERC concluded that such transmission service by Cleveland Electric to CPP does not violate
      the Federal Power Act.   The FERC also dismissed Cleveland Electric's
      request for stranded cost recovery, without prejudice to its refiling and demonstrating that such request meets the criteria for seeking stranded cost recovery under FERC Order 888.

9.    City of Cleveland Lawsuit

      On August 5, 1996, the City of Cleveland filed with the Court of Common Pleas of Cuyahoga County a complaint against Cleveland Electric seeking an order requiring Cleveland Electric to remove certain lamp posts, street lights, and/or utility poles and assessing penalties for failure to take such action. Cleveland Electric plans to oppose the complaint.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     See Exhibit Index following.

b.   Reports on Form 8-K

     During the quarter ended June 30, 1996, Centerior Energy, Cleveland Electric and Toledo Edison each filed two Current Reports on Form 8-K with the Securities and Exchange Commission.

     A Form 8-K dated April 11, 1996 and filed on April 29, 1996 included two items under "Item 5. Other Events". The first, "1. 1995 Rate Requests", reported on the rate order issued by the PUCO in connection with the Operating Companies' pending rate cases. The second, "2. PUCO Order on Request by the City of Clyde", reported on the PUCO's denial of a request by the City of Clyde, Ohio, to require Toledo Edison to abandon service within Clyde.

     A Form 8-K dated June 25, 1996 and filed on August 1, 1996 included three items under "Item 5. Other Events". The first, "1. Shareholder Rights Plan", reported on the declaration by Centerior Energy's Board of Directors ("Board") of a Rights dividend distribution and the corresponding Shareholder Rights Agreement. The second, "2. Common Stock Buy-back Program", reported on the Board's one-year extension of Centerior Energy's existing common stock buy-back program. The third, "3. Management Changes", reported two vice presidential changes in the Service Company. This Form 8-K also included, under "Item 7. Financial Statements and Exhibits", Exhibit 4 Rights Agreement, dated June 25, 1996.






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










Date: August 14, 1996








                            EXHIBIT INDEX

The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period ended
                             June 30, 1996.


                             CLEVELAND ELECTRIC EXHIBITS

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period ended
                             June 30, 1996.


                             TOLEDO EDISON EXHIBITS

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period ended
                             June 30, 1996.