Form 10-Q
period 1996-09-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1996-11-14
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996

                                   OR

      [   ]    Transition report pursuant to Section 13 or 15 (d) of the
                           Securities Exchange Act of 1934
               For the transition period from _____ to _____



Commission      Registrant; State of Incorporation;     I.R.S. Employer
File Number        Address; and Telephone Number        Identification No.

  1-9130        CENTERIOR ENERGY CORPORATION                34-1479083
                (An Ohio Corporation)
                6200 Oak Tree Boulevard
                Independence, Ohio  44131
                Telephone (216) 447-3100

  1-2323        THE CLEVELAND ELECTRIC                      34-0150020
                  ILLUMINATING COMPANY
                (An Ohio Corporation)
                c/o Centerior Energy Corporation
                6200 Oak Tree Boulevard
                Independence, Ohio   44131
                Telephone (216) 622-9800

  1-3583        THE TOLEDO EDISON COMPANY                   34-4375005
                (An Ohio Corporation)
                300 Madison Avenue
                Toledo, Ohio  43652
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

Yes   X       No


     On November 13, 1996, there were 148,025,928 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.






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

Centerior Energy has made forward-looking statements in Note 8 to the financial statements in this Form 10-Q regarding the merger with Ohio Edison Company ("Ohio Edison") herein referred to and the associated Regulatory Plan (as defined herein), which statements are subject to risks and uncertainties, including the impact on the Companies if: (1) competitive pressure in the electric utility industry increases significantly;(2) state and federal regulatory initiatives are implemented that increase competition, threaten costs and investment recovery and impact rate structures; (3) the provisions of the Regulatory Plan vary significantly from what has been announced; (4) the effects of the Regulatory Plan or other events on the carrying value of regulatory assets and on the Operating Companies' ability to continue to apply SFAS 71 (as defined herein) cause an impairment of property, plant and equipment or variances from the amounts disclosed; (5) expected cost savings from the merger cannot be fully realized; (6) costs or difficulties related to the integration of the business of Ohio Edison and Centerior Energy are greater than expected; (7) unanticipated developments occur which change the Operating Companies' expectations regarding cost recovery over the Regulatory Plan period; or (8) general economic conditions, either nationally or in the area in which the combined company will be doing business are less favorable than expected.
















                                     -i-





                               TABLE OF CONTENTS


                                                                       Page
PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiary The Toledo Edison Company

         Notes to the Financial Statements  (Unaudited)                   1

        Centerior Energy Corporation and Subsidiaries

             Income Statement                                             5
             Balance Sheet                                                6
             Cash Flows                                                   7
             Management's Discussion and Analysis of Financial            8
               Condition and Results of Operations

        The Cleveland Electric Illuminating Company and Subsidiary

             Income Statement                                            12
             Balance Sheet                                               13
             Cash Flows                                                  14
             Management's Discussion and Analysis of Financial           15
               Condition and Results of Operations

        The Toledo Edison Company

             Income Statement                                            19
             Balance Sheet                                               20
             Cash Flows                                                  21
             Management's Discussion and Analysis of Financial           22
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                     26
          Item 6.  Exhibits and Reports on Form 8-K                      27


Signatures                                                               28

Exhibit Index                                                            29










                                     -ii-




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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at September 30, 1996 and results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995 have been included. All such adjustments were normal recurring adjustments, except for the write-down of inactive production facilities in the first quarter of 1996 discussed in Note 7.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K) and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1996 (First Quarter 1996 Form 10-
Q) and the quarter ended June 30, 1996 (Second Quarter 1996 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

In August 1995, Cleveland Electric formed a wholly owned subsidiary, Centerior Funding Corporation (Centerior Funding), to serve as the transferor in connection with asset-backed securitization transactions completed by the Operating Companies in May and July 1996 as discussed in Note 5 to the financial statements in the Second Quarter 1996 Form 10-Q.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available for the funding of Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. However, the Operating Companies may pay preferred and common stock dividends out of appropriated retained earnings and current earnings. At September 30, 1996, Cleveland Electric and Toledo Edison had $187.6 million and $208.9 million, respectively, of appropriated retained earnings for the payment of dividends. However, Toledo Edison is prohibited from paying a common stock dividend by a provision in its mortgage that essentially requires such dividends to be paid out of the total balance of retained earnings, which currently is a deficit.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the nine months ended September 30, 1996 and 1995 were as follows:

                       1996        1995
	Paid February 15      $.20        $.20
	Paid May 15            .20         .20
	Paid August 15         .20         .20
	Paid November 15       .20         .20

Common stock cash dividends declared by Cleveland Electric during the nine months ended September 30, 1996 and 1995 were as follows:

                            1996        1995
                               (millions)

	Paid in February     $29.6         $--
	Paid in May           46.6        15.0
	Paid in August        29.6        29.6

Toledo Edison did not declare any common stock dividends during the nine months ended September 30, 1996 and 1995.

(4)  Financing Activity

During the three months ended September 30, 1996, mandatory redemptions for Cleveland Electric consisted of $80 million principal amount of secured medium-term notes; $1 million of Serial Preferred Stock, $7.35 Series C; and $0.9 million of first mortgage bonds and pollution control notes. Also, Cleveland Electric optionally purchased and retired 26,000 shares of Serial Preferred Stock, Adjustable Rate Series L, for $1.8 million.

(5)  Nuclear Fuel Financing

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. On August 2, 1996, the special-purpose corporation completed a transaction in which it issued $100 million aggregate amount of intermediate-term secured notes maturing in the 1997 through 2000 period. On October 4, 1996, the special-purpose corporation completed a two-year $100 million bank credit arrangement, replacing $150 million of bank credit arrangements which terminated in October 1996. The special-purpose corporation used the proceeds from these transactions to pay its outstanding borrowings, including $84 million of intermediate-term secured notes which matured on September 30, 1996.

(6)  Generating Plant Lease Agreement

Cleveland Electric had entered into an agreement with Jersey Central Power & Light Company (Jersey Central) under which Jersey Central leased Cleveland Electric's ownership share (351,000 kilowatts) of the Seneca Power Plant (Seneca), a pumped-storage, hydro-electric generating station. The agreement began June 1, 1996 and was expected to provide annual revenues of approximately $18 million. The parties agreed to cancel the agreement effective October 2, 1996 because the Federal Energy Regulatory Commission
(FERC) insisted on terms which were not economic to the parties.

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

(8)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1995 Form 10-K; "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q and in the First and Second Quarter 1996 Form 10-Qs; and "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K dated August 21, 1996.

On September 13, 1996, Centerior Energy and Ohio Edison Company (Ohio Edison) entered into an Agreement and Plan of Merger to form a new holding company, FirstEnergy Corp. (FirstEnergy). See "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K dated September 13, 1996. The merger agreement is conditioned upon, among other matters, approval by The Public Utilities Commission of Ohio
(PUCO) of a FirstEnergy regulatory plan (Regulatory Plan) for the Operating Companies which is mutually acceptable to Ohio Edison and Centerior Energy. Implementation of the Regulatory Plan is conditioned upon consummation of the merger. As announced, the Regulatory Plan is expected to include (i) a price freeze through 2005 followed by a $300 million price reduction in 2006; and (ii) a $2 billion aggregate reduction in assets through 2005, resulting from amounts that have been sold, revalued, recovered and amortized, and/or depreciated on an accelerated basis. These provisions may be changed, and other provisions may be added, to the Regulatory Plan prior to its filing. Until the Regulatory Plan is filed, Centerior Energy cannot predict what the Plan's effect on the Operating Companies' regulatory assets will be, or whether the Plan will demonstrate that the Operating Companies will continue to comply with Statement of Financial Accounting Standards
(SFAS) 71. If it is determined that the Regulatory Plan ultimately approved by the PUCO does not provide for full recovery of costs and regulatory assets, or other events cause one or both of the Operating Companies to conclude that the SFAS 71 criteria are no longer met, one or both of the Operating Companies would be required to record a material charge against earnings to write off regulatory assets ($1.328 billion for Cleveland Electric and $0.932 billion for Toledo Edison, aggregating $2.260 billion for Centerior Energy at September 30, 1996), and to evaluate whether the effects of the Regulatory Plan would cause an impairment of property, plant and equipment. It is possible that only a portion of operations (such as nuclear operations) would no longer meet the criteria of SFAS 71, and, therefore, the write-off would be limited to regulatory assets and/or property, plant and equipment that are not reflected in cost-based prices established for the remaining regulated operations. Any such effects from the Regulatory Plan would be recorded at the time consummation of the merger becomes probable. If the merger is not consummated, the Operating Companies are not obligated to adopt either of the two provisions described above. Any asset revaluation must be consistent with the Operating Companies' objectives to become more competitive, reduce debt
and provide the opportunity for share owners to receive   a fair return
on their investment. The Operating Companies continue to examine a number of accelerated cost recognition and asset recovery plans.

On October 17, 1996, the FERC issued an order authorizing the merger of Toledo Edison into Cleveland Electric without a hearing and without significant conditions. The order included the FERC's conclusion that it was not necessary to require the Operating Companies to turn over control of their facilities to an independent system operator. The FERC also approved the Operating Companies' recently filed single-system, open-access transmission tariff. A request for authorization to transfer certain Nuclear Regulatory Commission licenses to the merged entity was recently withdrawn. The merger agreement between Ohio Edison and Centerior Energy requires the approval of Ohio Edison prior to consummation of the proposed merger of the Operating Companies. No decision on the proposed merger of the Operating Companies is expected prior to February 1997 when Ohio Edison and Centerior Energy common stock shareholders are expected to vote on approval of the Ohio Edison-Centerior Energy merger agreement.










                     CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                   INCOME STATEMENT
                                     (Unaudited)
                         (Thousands, Except Per Share Amounts)



                                                                    Three Months Ended               Nine Months Ended
                                                                       September 30,                   September 30,
                                                                   ---------------------        ---------------------------
                                                                     1996         1995               1996            1995
                                                                   --------     --------        -----------     -----------
         OPERATING REVENUES                                      $ 727,119    $ 739,579       $  1,941,340    $  1,934,105


         OPERATING EXPENSES
           Fuel and Purchased Power                                122,920      127,914            348,152         361,008
           Other Operation and Maintenance                         169,711      167,818            475,379         458,973
           Generation Facilities Rental Expense, Net                39,853       39,873            119,559         119,576
           Depreciation and Amortization                            76,835       70,420            226,789         209,891
           Taxes, Other Than Federal Income Taxes                   80,129       81,961            247,492         246,341
           Deferred Operating Expenses, Net                         10,853      (16,772)            32,264         (47,542)
           Federal Income Taxes                                     54,385       63,827             93,739         114,769
                                                                   --------     --------        -----------     -----------
             Total Operating Expenses                              554,686      535,041          1,543,374       1,463,016
                                                                   --------     --------        -----------     -----------
         OPERATING INCOME                                          172,433      204,538            397,966         471,089

         NONOPERATING INCOME (LOSS)
           Allowance for Equity Funds Used During Construction         695          120              2,394           1,766
           Other Income and Deductions, Net                         (3,909)      (2,094)           (10,908)          1,176
           Deferred Carrying Charges                                    --       11,804                 --          34,999
           Federal Income Taxes - Credit (Expense)                     939          254              3,734          (2,543)
                                                                   --------     --------        -----------     -----------
             Total Nonoperating Income (Loss)                       (2,275)      10,084             (4,780)         35,398
                                                                   --------     --------        -----------     -----------
         INCOME BEFORE INTEREST CHARGES                            170,158      214,622            393,186         506,487

         INTEREST CHARGES
           Long-term Debt                                           81,192       89,204            247,841         263,939
           Short-term Debt                                           2,300        1,744              6,498           7,315
           Allowance for Borrowed Funds Used During Construction      (640)        (197)            (2,257)         (1,960)
                                                                   --------     --------        -----------     -----------
             Net Interest Charges                                   82,852       90,751            252,082         269,294
                                                                   --------     --------        -----------     -----------
         INCOME AFTER INTEREST CHARGES                              87,306      123,871            141,104         237,193

           Preferred Dividend Requirements of Subsidiaries          13,815       14,959             42,092          46,113
                                                                   --------     --------        -----------     -----------
         NET INCOME                                              $  73,491    $ 108,912       $     99,012    $    191,080
                                                                   ========     ========        ===========     ===========


         WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                148,026      148,032            148,027         148,032
                                                                   ========     ========        ===========     ===========
         EARNINGS PER COMMON SHARE                               $     .50    $     .74       $        .67    $       1.29
                                                                   ========     ========        ===========     ===========



         The accompanying notes as they relate to Centerior Energy are an integral part of this statement.




            CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                          BALANCE SHEET
                          (Thousands)


                                                               September 30,     December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,835,687      $  9,767,788
  Accumulated Depreciation and Amortization                    (3,218,650)       (3,036,181)
                                                               -----------       -----------
                                                                6,617,037         6,731,607
  Construction Work In Progress                                    92,875           101,031
                                                               -----------       -----------
                                                                6,709,912         6,832,638
  Nuclear Fuel, Net of Amortization                               203,992           199,707
  Other Property, Less Accumulated Depreciation                    92,434           101,745
                                                               -----------       -----------
                                                                7,006,338         7,134,090

CURRENT ASSETS
  Cash and Temporary Cash Investments                             284,993           179,038
  Amounts Due from Customers and Others, Net                      210,755           223,228
  Unbilled Revenues                                                 7,100           100,344
  Materials and Supplies, at Average Cost                          93,562           119,507
  Fossil Fuel Inventory, at Average Cost                           22,140            30,663
  Taxes Applicable to Succeeding Years                            109,810           255,142
  Other                                                            19,937            18,562
                                                               -----------       -----------
                                                                  748,297           926,484
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                   1,058,817         1,067,374
  Unamortized Loss from Beaver Valley Unit 2 Sale                  92,837            96,206
  Unamortized Loss on Reacquired Debt                              83,728            88,893
  Carrying Charges and Operating Expenses                       1,024,207         1,053,220
  Nuclear Plant Decommissioning Trusts                            133,034           113,681
  Other                                                           157,610           163,156
                                                               -----------       -----------
                                                                2,550,233         2,582,530
                                                               -----------       -----------
                                                             $ 10,304,868      $ 10,643,104
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,964,802      $  1,983,560
  Preferred Stock
   With Mandatory Redemption Provisions                           189,267           220,440
   Without Mandatory Redemption Provisions                        448,325           450,871
  Long-Term Debt                                                3,612,166         3,733,892
                                                               -----------       -----------
                                                                6,214,560         6,388,763

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           211,423           234,771
  Current Portion of Lease Obligations                             84,239            94,653
  Accounts Payable                                                114,422           152,909
  Accrued Taxes                                                   263,725           373,757
  Accrued Interest                                                 91,063            83,050
  Dividends Declared                                               43,771            14,666
  Other                                                            66,231            73,328
                                                               -----------       -----------
                                                                  874,874         1,027,134
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              254,294           263,352
  Accumulated Deferred Federal Income Taxes                     1,899,793         1,875,080
  Unamortized Gain from Bruce Mansfield Plant Sale                480,760           498,771
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                       137,898           145,393
  Nuclear Fuel Lease Obligations                                  142,464           137,260
  Retirement Benefits                                             182,745           178,579
  Other                                                           117,480           128,772
                                                               -----------       -----------
                                                                3,215,434         3,227,207
COMMITMENTS AND CONTINGENCIES (Note 8)
                                                               -----------       -----------
                                                             $ 10,304,868      $ 10,643,104
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




                  CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                   CASH FLOWS
                                  (Unaudited)
                                  (Thousands)


                                                                             Nine Months Ended
                                                                               September 30,
                                                                        ------------------------
                                                                             1996        1995
                                                                        ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                    $99,012    $191,080
                                                                           --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                               226,789     209,891
                Deferred Federal Income Tax                                  30,967      52,248
                Unbilled Revenues                                             6,344      11,000
                Deferred Fuel                                                10,777      11,438
                Deferred Carrying Charges                                        --     (34,999)
                Leased Nuclear Fuel Amortization                             58,212      92,682
                Deferred Operating Expenses, Net                             32,264     (47,542)
                Allowance for Equity Funds Used During Construction          (2,394)     (1,766)
                Changes in Amounts Due from Customers and Others, Net       (29,341)    (46,428)
                Proceeds from Accounts Receivable Securitization            135,223          --
                Changes in Inventories                                       34,468      15,355
                Changes in Accounts Payable                                 (38,487)     19,373
                Changes in Working Capital Affecting Operations              34,841      (9,829)
                Other Noncash Items                                         (15,969)      8,362
                                                                            --------    --------
                  Total Adjustments                                         483,694     279,785
                                                                            --------    --------
                  Net Cash from Operating Activities                        582,706     470,865

            CASH FLOWS FROM FINANCING ACTIVITIES
              First Mortgage Bond Issues                                         --     541,850
              Reacquired Common Stock                                           (20)         --
              Maturities, Redemptions and Sinking Funds                    (178,153)   (636,413)
              Nuclear Fuel Lease Obligations                                (67,962)    (69,298)
              Common Stock Dividends Paid                                   (88,816)    (88,819)
              Premiums, Discounts and Expenses                                 (561)    (13,955)
                                                                            --------    --------
                  Net Cash from Financing Activities                       (335,512)   (266,635)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                 (107,451)   (114,686)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                          (2,257)     (1,960)
              Contributions to Nuclear Plant Decommissioning Trusts         (16,994)    (11,794)
              Investment in Partnership                                     (21,164)         --
              Other Cash Received (Applied)                                   6,627     (26,776)
                                                                            --------    --------
                  Net Cash from Investing Activities                       (141,239)   (155,216)
                                                                            --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               105,955      49,014
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD      179,038     186,399
                                                                            --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $284,993    $235,413
                                                                            ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                        $235,000    $217,000
              Federal Income Taxes                                            5,200      77,900

            The accompanying notes as they relate to Centerior Energy are an integral part of this statement.








                 CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First and Second Quarter 1996 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1996, Cleveland Electric redeemed or retired various securities as discussed in Note 4.

In July 1996, Centerior Funding, a wholly owned subsidiary of Cleveland Electric, completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes. Centerior Funding used the net proceeds of $148.9 million to retire $100 million of its receivables-backed investor certificates which were issued in May 1996, repay its notes payable ($10 million to Cleveland Electric and $16 million to Toledo Edison) and pay a $22.9 million dividend to Cleveland Electric.

As discussed in Note 5, a special-purpose corporation completed financing transactions in the 1996 third quarter and October 1996 to replace expiring nuclear fuel financing arrangements.

In October 1996, Cleveland Electric completed the purchase and retirement of $50 million principal amount of its 7.625% interest rate first mortgage bonds due in 2002 and $10 million principal amount of its 7.42% interest rate secured medium-term notes due in 2001 for a total of $59.1 million. Also in October 1996, Toledo Edison completed the purchase and retirement of $15 million principal amount of its 7.25% interest rate first mortgage bonds due in 1999 for $14.9 million. The securities are included in current liabilities in the September 30, 1996 balance sheet.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At September 30, 1996, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $571 million and $143 million of additional first mortgage bonds, respectively, after giving effect to the corresponding security retirements in October 1996 discussed above.

Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. Based on earnings for the 12 months ended September 30, 1996, Toledo Edison could not issue additional preferred stock.

Results of Operations

Factors contributing to the 1.7% third quarter decrease and 0.4% nine-month increase in 1996 operating revenues from 1995 are shown as follows:

                                         Changes for Period Ended
                                            September 30, 1996
                                             Three	   	Nine
                 Factors	                		 Months	    Months
                                          						(millions)
	Base Rates		                              $ 27.7     $ 40.2
	Kilowatt-hour Sales Volume and Mix       	 (36.3)     (22.1)
 Wholesale Revenues                          (3.4)      (3.1)
	Fuel Cost Recovery Revenues                 (1.3)     (10.0)
	Miscellaneous Revenues                       0.8        2.2
	Total                           	        $ (12.5)    $  7.2

The increases in 1996 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO for the Operating Companies. Renegotiated contracts for certain large industrial customers of the Operating Companies resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:

                        Changes for Period Ended
                           September 30, 1996
                             Three      Nine
		Customer Categories    	  Months     Months

		Residential               (14.9)%    (2.5)%
		Commercial                 (3.5)      0.9
		Industrial                  1.4       0.7
		Other                      (7.6)    (12.1)
		Total                      (5.1)     (1.6)

Third quarter 1996 residential, commercial and total kilowatt-hour sales decreased because of cooler summer weather in the 1996 period which reduced cooling-related demand. Weather-normalized residential and commercial sales increased 0.6% and 3.8%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to an increase in average customer usage of about 4%. Industrial sales increased primarily because of increased sales to large automotive manufacturers and the broad-based, smaller industrial customer group. Other sales decreased because of less sales to wholesale and public authority customers.

Total kilowatt-hour sales decreased for the nine-month period in 1996 because of decreases from weather-related demand and a 14% decline in wholesale sales. Residential sales decreased because of the cooler summer weather in the 1996 period. However, commercial and industrial sales increased for the 1996 nine-month period. Colder winter and spring weather in the first six months of 1996 had boosted residential and commercial sales for the first half of 1996. Weather-normalized residential and commercial sales increased 1.1% and 3%, respectively, for the 1996 nine-month period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1% increase in the average number of customers and an increase in average customer usage of about 2%. Increased sales to petroleum refineries and the broad-based, smaller industrial customer group were partially offset by less sales to large steel industry customers.

Wholesale sales in 1996 were suppressed by soft market conditions and, during the first six months of 1996, limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The decreases in 1996 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the third quarter of 1996 decreased about 2% for Cleveland Electric and increased about 1.5% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the third quarter of 1995. The weighted average of the respective fuel cost recovery factors used for the 1996 nine-month period decreased about 5% for Cleveland Electric and increased about 2% for Toledo Edison compared to the weighted average of the respective fuel cost recovery factors used for the 1995 nine-month period.

Third quarter operating expenses in 1996 increased 3.7% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Federal income taxes decreased as a result of lower pretax operating income. Fuel and purchased power expenses decreased as lower fuel expense was partially offset by slightly higher purchased power expense.

Other operation and maintenance expenses for the 1996 third quarter included a $22.7 million charge for an ongoing inventory reduction program. The ongoing streamlining of the supply chain process includes a shift in management philosophy toward increased use of technology, consolidated warehousing and just-in-time purchase and delivery. Other operation and maintenance expenses for the 1995 third quarter had included charges totaling $14.6 million for an inventory reduction and the recognition of costs associated with preliminary engineering studies. Other cost-control measures helped to reduce third quarter 1996 other operation and maintenance expenses below the third quarter 1995 level, exclusive of the charges discussed above.

Third quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995.

Third quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

Nine-month operating expenses in 1996 increased 5.5% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program), the third quarter 1996 inventory reduction charge, and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased for the same reasons cited for the third quarter 1996 increase in these expenses. Federal income taxes decreased as a result of lower pretax operating income. Fuel and purchased power expenses decreased as lower fuel expense related to less generation was partially offset by higher purchased power expense.

A nine-month 1996 nonoperating loss resulted primarily from Toledo Edison's write-down of two inactive production facilities as discussed in Note 7. The deferral of carrying charges related to the Rate
Stabilization Program ended in November 1995. The nine-month 1996 federal income tax credit for nonoperating income increased accordingly.

Nine-month 1996 interest charges and preferred dividend requirements decreased because of the same reasons cited for the third quarter 1996 decrease in these charges.













                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                               INCOME STATEMENT
                                  (Unaudited)
                                  (Thousands)



                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                   ---------------------        -------------------------
                                                                     1996         1995             1996           1995
                                                                   --------     --------        ----------     ----------
         OPERATING REVENUES                                      $ 506,491    $ 525,833       $ 1,368,042    $ 1,360,578


         OPERATING EXPENSES
           Fuel and Purchased Power (1)                            102,941      110,104           304,883        317,997
           Other Operation and Maintenance                         115,118      113,421           319,333        308,390
           Generation Facilities Rental Expense, Net                13,892       13,892            41,675         41,675
           Depreciation and Amortization                            53,279       49,290           157,128        146,777
           Taxes, Other Than Federal Income Taxes                   56,537       58,288           176,297        174,535
           Deferred Operating Expenses, Net                          6,567      (11,229)           19,510        (31,686)
           Federal Income Taxes                                     37,434       47,140            66,804         81,592
                                                                   --------     --------        ----------     ----------
             Total Operating Expenses                              385,768      380,906         1,085,630      1,039,280
                                                                   --------     --------        ----------     ----------
         OPERATING INCOME                                          120,723      144,927           282,412        321,298

         NONOPERATING INCOME (LOSS)
           Allowance for Equity Funds Used During Construction         366          290             1,465          1,256
           Other Income and Deductions, Net                         (4,506)         804            (3,873)         1,941
           Deferred Carrying Charges                                    --        7,991                --         23,354
           Federal Income Taxes - Credit (Expense)                   1,449         (538)            1,731         (1,441)
                                                                   --------     --------        ----------     ----------
             Total Nonoperating Income (Loss)                       (2,691)       8,547              (677)        25,110
                                                                   --------     --------        ----------     ----------
         INCOME BEFORE INTEREST CHARGES                            118,032      153,474           281,735        346,408

         INTEREST CHARGES
           Long-Term Debt                                           58,628       62,889           179,414        184,194
           Short-Term Debt                                           1,063          844             3,127          2,638
           Allowance for Borrowed Funds Used During Construction      (380)        (236)           (1,526)        (1,614)
                                                                   --------     --------        ----------     ----------
             Net Interest Charges                                   59,311       63,497           181,015        185,218
                                                                   --------     --------        ----------     ----------
         NET INCOME                                                 58,721       89,977           100,720        161,190

           Preferred Dividend Requirements                           9,563       10,452            29,408         32,127
                                                                   --------     --------        ----------     ----------
         EARNINGS AVAILABLE FOR COMMON STOCK                     $  49,158    $  79,525       $    71,312    $   129,063
                                                                   ========     ========        ==========     ==========




         (1)  Includes purchased power expense for
              purchases from Toledo Edison.                      $  24,933    $  25,939       $    77,513    $    75,496

         The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.













                 THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                       BALANCE SHEET
                                      (Thousands)


                                                               September 30,     December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,911,857      $  6,871,468
  Accumulated Depreciation and Amortization                    (2,212,724)       (2,094,092)
                                                               -----------       -----------
                                                                4,699,133         4,777,376
  Construction Work In Progress                                    69,801            73,250
                                                               -----------       -----------
                                                                4,768,934         4,850,626
  Nuclear Fuel, Net of Amortization                               121,678           121,966
  Other Property, Less Accumulated Depreciation                    56,707            58,299
                                                               -----------       -----------
                                                                4,947,319         5,030,891

CURRENT ASSETS
  Cash and Temporary Cash Investments                              85,234            69,770
  Amounts Due from Customers and Others, Net                      191,445           152,339
  Amounts Due from Affiliates                                       1,502             4,729
  Unbilled Revenues                                                 5,000            78,500
  Materials and Supplies, at Average Cost                          60,276            79,540
  Fossil Fuel Inventory, at Average Cost                           11,104            21,391
  Taxes Applicable to Succeeding Years                             77,935           184,099
  Other                                                            10,029             7,197
                                                               -----------       -----------
                                                                  442,525           597,565
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                     643,024           651,264
  Unamortized Loss on Reacquired Debt                              58,681            61,252
  Carrying Charges and Operating Expenses                         626,007           643,561
  Nuclear Plant Decommissioning Trusts                             71,986            61,497
  Other                                                            85,788           105,696
                                                               -----------       -----------
                                                                1,485,486         1,523,270
                                                               -----------       -----------
                                                             $  6,875,330      $  7,151,726
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,102,128      $  1,126,762
  Preferred Stock
   With Mandatory Redemption Provisions                           185,912           215,420
   Without Mandatory Redemption Provisions                        238,325           240,871
  Long-Term Debt                                                2,599,076         2,665,981
                                                               -----------       -----------
                                                                4,125,441         4,249,034

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           140,874           176,474
  Current Portion of Lease Obligations                             49,468            54,634
  Accounts Payable                                                 52,486            89,038
  Accounts and Notes Payable to Affiliates                         59,437            63,961
  Accrued Taxes                                                   227,225           296,141
  Accrued Interest                                                 65,185            58,608
  Dividends Declared                                                6,092            15,818
  Other                                                            40,947            40,766
                                                               -----------       -----------
                                                                  641,714           795,440
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              178,088           184,002
  Accumulated Deferred Federal Income Taxes                     1,311,649         1,298,260
  Unamortized Gain from Bruce Mansfield Plant Sale                299,467           310,678
  Accumulated Deferred Rents for Bruce Mansfield Plant             98,183            91,604
  Nuclear Fuel Lease Obligations                                   85,465            85,569
  Retirement Benefits                                              71,352            65,424
  Other                                                            63,971            71,715
                                                               -----------       -----------
                                                                2,108,175         2,107,252
COMMITMENTS AND CONTINGENCIES (Note 8)
                                                               -----------       -----------
                                                             $  6,875,330      $  7,151,726
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





                     THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                                   CASH FLOWS
                                                  (Unaudited)
                                                  (Thousands)




                                                                             Nine Months Ended
                                                                               September 30,
                                                                              1996        1995

                                                                        ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                   $100,720    $161,190
                                                                        -----------   ---------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                               157,128     146,777
                Deferred Federal Income Tax                                  21,514      36,106
                Unbilled Revenues                                             5,500       9,000
                Deferred Fuel                                                 3,245      13,900
                Deferred Carrying Charges                                        --     (23,354)
                Leased Nuclear Fuel Amortization                             33,537      52,552
                Deferred Operating Expenses, Net                             19,510     (31,686)
                Allowance for Equity Funds Used During Construction          (1,465)     (1,256)
                Changes in Amounts Due from Customers and Others, Net       (16,219)    (35,066)
                Proceeds from Accounts Receivable Securitization             57,988          --
                Changes in Inventories                                       29,551       6,824
                Changes in Accounts Payable                                 (36,552)     (3,565)
                Changes in Working Capital Affecting Operations              38,596     (16,558)
                Other Noncash Items                                          (7,157)     (2,438)
                                                                            --------    --------
                  Total Adjustments                                         305,176     151,236
                                                                            --------    --------
                  Net Cash from Operating Activities                        405,896     312,426

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                     1,281     (58,100)
              First Mortgage Bond Issues                                         --     442,850
              Maturities, Redemptions and Sinking Funds                    (134,288)   (428,455)
              Nuclear Fuel Lease Obligations                                (38,532)    (39,776)
              Dividends Paid                                               (135,598)    (77,078)
              Premiums, Discounts and Expenses                                 (307)     (8,644)
                                                                            --------    --------
                  Net Cash from Financing Activities                       (307,444)   (169,203)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                  (74,747)    (89,534)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                          (1,526)     (1,614)
              Contributions to Nuclear Plant Decommissioning Trusts          (9,194)     (6,408)
              Other Cash Received (Applied)                                   2,479     (18,389)
                                                                            --------    --------
                  Net Cash from Investing Activities                        (82,988)   (115,945)
                                                                            --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                15,464      27,278
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       69,770      65,643
                                                                            --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $85,234     $92,921
                                                                            ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                        $169,000    $149,000
              Federal Income Taxes (Refund)                                  (6,200)     60,300

            The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.



       THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    		         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First and Second Quarter 1996 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the third quarter of 1996, Cleveland Electric redeemed or retired various securities as discussed in Note 4.

In July 1996, Centerior Funding, a wholly owned subsidiary of Cleveland Electric, completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes. Centerior Funding used the net proceeds of $148.9 million to retire $100 million of its receivables-backed investor certificates which were issued in May 1996, repay its notes payable ($10 million to Cleveland Electric and $16 million to Toledo Edison) and pay a $22.9 million dividend to Cleveland Electric.

As discussed in Note 5, a special-purpose corporation completed financing transactions in the 1996 third quarter and October 1996 to replace expiring nuclear fuel financing arrangements.

In October 1996, Cleveland Electric completed the purchase and retirement of $50 million principal amount of its 7.625% interest rate first mortgage bonds due in 2002 and $10 million principal amount of its 7.42% interest rate secured medium-term notes due in 2001 for a total of $59.1 million. The securities are included in current liabilities in the September 30, 1996 balance sheet.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At September 30, 1996, Cleveland Electric would have been permitted to issue approximately $571 million of additional first mortgage bonds after giving effect to the October 1996 security retirements discussed above.

Results of Operations

Factors contributing to the 3.7% third quarter decrease and 0.5% nine-month increase in 1996 operating revenues from 1995 are shown as follows:
                                 Changes for Period Ended
                                    September 30, 1996
                                      Three      Nine
		Factors                             Months     Months
	                                         (millions)

	Base Rates                          $ 20.2       33.4
	Kilowatt-hour Sales Volume and Mix	  (38.2)     (22.4)
	Wholesale Revenues                    (0.9)       3.9
	Fuel Cost Recovery Revenues           (1.8)     (11.5)
	Miscellaneous Revenues                1.44         .1
	Total                               $(19.3)    $  7.5

The increases in 1996 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO. Renegotiated contracts for certain large industrial customers resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:

           				        Changes for Period Ended
                          September 30, 1996
     			                 Three           Nine
		Customer Categories    Months         Months

		Residential            (15.4)%         (2.8)%
		Commercial              (3.7)           0.5
		Industrial              (0.6)          (0.8)
		Other                    5.8            5.2
		Total                   (4.4)          (0.3)

Third quarter 1996 residential, commercial and total kilowatt-hour sales decreased because of cooler summer weather in the 1996 period which reduced cooling-related demand. Weather-normalized residential and commercial sales increased 0.8% and 2.8%, respectively, for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to an increase in average customer usage of about 3%. Industrial sales decreased as less sales to large automotive manufacturers and the broad-based, smaller industrial customer group were partially offset by increased sales to large steel industry customers. Other sales increased as increased wholesale sales were partially offset by less sales to public authorities.

Total kilowatt-hour sales decreased for the nine-month period in 1996 as decreases from weather-related demand were partially offset by a 10% increase in wholesale sales. Residential sales decreased because of the cooler summer weather in the 1996 period. Colder winter and spring weather in the first six months of 1996 had boosted residential and commercial sales for the first half of 1996. Weather-normalized residential and commercial sales increased 1.2% and 2.4%, respectively, for the 1996 nine-month period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1% increase in the average number of customers and an increase in average customer usage of about 1.5%. Industrial sales decreased primarily because of less sales to large automotive manufacturers and the broad-based, smaller industrial customer group.

The decreases in 1996 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1996 to calculate these revenues compared to those used in 1995. The decreases in the weighted averages of the fuel cost recovery factors for 1996 were about 2% and 5% for the third quarter and nine months, respectively.

Miscellaneous revenues in 1996 increased from the 1995 amounts primarily because of the new revenues related to the Seneca lease agreement discussed in Note 6.

Third quarter operating expenses in 1996 increased 1.3% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense. Federal income taxes decreased as a result of lower pretax operating income. Lower fuel and purchased power expenses resulted from both lower fuel expense and lower purchased power expense.

Other operation and maintenance expenses for the 1996 third quarter included a $16.6 million charge for an ongoing inventory reduction program. The ongoing streamlining of the supply chain process includes a shift in management philosophy toward increased use of technology, consolidated warehousing and just-in-time purchase and delivery. Other operation and maintenance expenses for the 1995 third quarter had included charges totaling $11.4 million for an inventory reduction and the recognition of costs associated with preliminary engineering studies. Other cost-control measures helped to reduce third quarter 1996 other operation and maintenance expenses below the third quarter 1995 level, exclusive of the charges discussed above.

Third quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The third quarter 1996 federal income tax credit for nonoperating income increased accordingly.

Nine-month operating expenses in 1996 increased 4.5% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program), the third quarter 1996 inventory reduction charge, and expenses related to distribution operations and improvements in customer service and sales and marketing efforts. Depreciation and amortization expenses increased for the same reasons cited for the third quarter 1996 increase in these expenses. Federal income taxes decreased as a result of lower pretax operating income. Lower fuel and purchased power expenses resulted primarily from less amortization of previously deferred fuel costs than the amount amortized in 1995.

Nine-month 1996 nonoperating income decreased because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The nine-month 1996 federal income tax credit for nonoperating income increased accordingly.









                         THE TOLEDO EDISON COMPANY
                              INCOME STATEMENT
                                (Unaudited)
                                (Thousands)



                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                          ---------------------        ---------------------
                                                            1996         1995            1996        1995
                                                          --------     --------        --------     --------
OPERATING REVENUES (1)                                  $ 252,198    $ 245,830       $ 673,931    $ 667,257


OPERATING EXPENSES
  Fuel and Purchased Power                                 46,928       44,239         126,348      120,196
  Other Operation and Maintenance                          59,287       60,881         174,050      169,553
  Generation Facilities Rental Expense, Net                25,961       25,981          77,884       77,901
  Depreciation and Amortization                            23,556       21,130          69,661       63,114
  Taxes, Other Than Federal Income Taxes                   23,503       23,555          70,928       71,452
  Deferred Operating Expenses, Net                          4,287       (5,543)         12,755      (15,856)
  Federal Income Taxes                                     17,011       16,730          27,110       33,404
                                                          --------     --------        --------     --------
    Total Operating Expenses                              200,533      186,973         558,736      519,764
                                                          --------     --------        --------     --------
OPERATING INCOME                                           51,665       58,857         115,195      147,493

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         330         (169)            929          510
  Other Income and Deductions, Net                             96       (2,905)         (8,683)         223
  Deferred Carrying Charges                                    --        3,813              --       11,645
  Federal Income Taxes - Credit (Expense)                     (92)       1,100           3,218         (182)
                                                          --------     --------        --------     --------
    Total Nonoperating Income (Loss)                          334        1,839          (4,536)      12,196
                                                          --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                             51,999       60,696         110,659      159,689

INTEREST CHARGES
  Long-Term Debt                                           22,564       26,315          68,427       79,746
  Short-Term Debt                                           1,712          905           4,075        5,370
  Allowance for Borrowed Funds Used During Construction      (260)          39            (731)        (346)
                                                          --------     --------        --------     --------
    Net Interest Charges                                   24,016       27,259          71,771       84,770
                                                          --------     --------        --------     --------
NET INCOME                                                 27,983       33,437          38,888       74,919

  Preferred Dividend Requirements                           4,250        4,507          12,683       13,986
                                                          --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                     $  23,733    $  28,930       $  26,205    $  60,933
                                                          ========     ========        ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                              $  24,933    $  25,939       $  77,513    $  75,496

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                    THE TOLEDO EDISON COMPANY
                           BALANCE SHEET
                             (Thousands)


                                                               September 30,     December 31,
                                                                  1996              1995
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,923,830      $  2,896,320
  Accumulated Depreciation and Amortization                    (1,005,926)         (942,088)
                                                               -----------       -----------
                                                                1,917,904         1,954,232
  Construction Work In Progress                                    23,073            27,781
                                                               -----------       -----------
                                                                1,940,977         1,982,013
  Nuclear Fuel, Net of Amortization                                82,314            77,741
  Other Property, Less Accumulated Depreciation                     8,283            19,555
                                                               -----------       -----------
                                                                2,031,574         2,079,309

CURRENT ASSETS
  Cash and Temporary Cash Investments                             164,664            93,669
  Amounts Due from Customers and Others, Net                       15,973            68,077
  Amounts Due from Affiliates                                      22,054            18,905
  Unbilled Revenues                                                 2,100            21,844
  Materials and Supplies, at Average Cost                          33,286            39,967
  Fossil Fuel Inventory, at Average Cost                           11,036             9,273
  Taxes Applicable to Succeeding Years                             31,875            71,044
  Other                                                             3,346             4,315
                                                               -----------       -----------
                                                                  284,334           327,094
REGULATORY AND OTHER ASSETS
  Amounts Due from Customers for Future Federal Income
   Taxes, Net                                                     416,034           416,351
  Unamortized Loss from Beaver Valley Unit 2 Sale                  92,837            96,206
  Unamortized Loss on Reacquired Debt                              25,047            27,640
  Carrying Charges and Operating Expenses                         398,200           409,659
  Nuclear Plant Decommissioning Trusts                             61,048            52,185
  Other                                                            65,010            65,345
                                                               -----------       -----------
                                                                1,058,176         1,067,386
                                                               -----------       -----------
                                                             $  3,374,084      $  3,473,789
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    789,059      $    762,877
  Preferred Stock
   With Mandatory Redemption Provisions                             3,355             5,020
   Without Mandatory Redemption Provisions                        210,000           210,000
  Long-Term Debt                                                1,013,090         1,067,603
                                                               -----------       -----------
                                                                2,015,504         2,045,500

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            70,549            58,297
  Current Portion of Lease Obligations                             34,771            40,019
  Accounts Payable                                                 58,971            56,233
  Accounts and Notes Payable to Affiliates                         26,160            53,245
  Accrued Taxes                                                    38,717            78,178
  Accrued Interest                                                 25,884            24,250
  Other                                                            16,039            18,607
                                                               -----------       -----------
                                                                  271,091           328,829
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               76,206            79,350
  Accumulated Deferred Federal Income Taxes                       582,247           573,035
  Unamortized Gain from Bruce Mansfield Plant Sale                181,293           188,093
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                        39,715            53,789
  Nuclear Fuel Lease Obligations                                   56,758            51,691
  Retirement Benefits                                             102,508           103,060
  Other                                                            48,762            50,442
                                                               -----------       -----------
                                                                1,087,489         1,099,460
COMMITMENTS AND CONTINGENCIES (Note 8)
                                                               -----------       -----------
                                                             $  3,374,084      $  3,473,789
                                                               ===========       ===========

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.



                        THE TOLEDO EDISON COMPANY
                               CASH FLOWS
                               (Unaudited)
                               (Thousands)




                                                                           Nine Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                            1996        1995
                                                                        ----------- -----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                    $38,888     $74,919
                                                                           --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                69,661      63,114
                Deferred Federal Income Tax                                   9,863      16,244
                Unbilled Revenues                                               844       2,000
                Deferred Fuel                                                 7,532      (2,463)
                Deferred Carrying Charges                                        --     (11,645)
                Leased Nuclear Fuel Amortization                             24,677      40,131
                Deferred Operating Expenses, Net                             12,755     (15,856)
                Allowance for Equity Funds Used During Construction            (929)       (510)
                Changes in Amounts Due from Customers and Others, Net       (12,597)    (11,398)
                Proceeds from Accounts Receivable Securitization             77,235          --
                Changes in Inventories                                        4,918       8,531
                Changes in Accounts Payable                                   2,738      27,645
                Changes in Working Capital Affecting Operations              (3,260)     (2,014)
                Other Noncash Items                                          (8,812)     10,800
                                                                            --------    --------
                  Total Adjustments                                         184,625     124,579
                                                                            --------    --------
                  Net Cash from Operating Activities                        223,513     199,498

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                   (20,950)         --
              First Mortgage Bond Issues                                         --      99,000
              Maturities, Redemptions and Sinking Funds                     (43,865)   (199,183)
              Nuclear Fuel Lease Obligations                                (29,430)    (29,522)
              Dividends Paid                                                (12,702)    (14,155)
              Premiums, Discounts and Expenses                                 (254)     (5,311)
                                                                            --------    --------
                  Net Cash from Financing Activities                       (107,201)   (149,171)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                  (32,704)    (25,152)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                            (731)       (346)
              Loans to Affiliates                                            (6,281)         --
              Contributions to Nuclear Plant Decommissioning Trusts          (7,800)     (5,386)
              Other Cash Received (Applied)                                   2,199      (5,421)
                                                                            --------    --------
                  Net Cash from Investing Activities                        (45,317)    (36,305)
                                                                            --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                70,995      14,022
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       93,669      87,800
                                                                            --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $164,664    $101,822
                                                                            ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                         $66,000     $69,000
              Federal Income Taxes                                           10,400      17,500

            The accompanying notes as they relate to Toledo Edison are an integral part of this statement.





                           THE TOLEDO EDISON COMPANY
                    MANAGEMENT'S DISCUSSION  AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1995 Form 10-K and in the First and Second Quarter 1996 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 5, a special-purpose corporation completed financing transactions in the 1996 third quarter and October 1996 to replace expiring nuclear fuel financing arrangements.

In October 1996, Toledo Edison completed the purchase and retirement of $15 million principal amount of its 7.25% interest rate first mortgage bonds due in 1999 for $14.9 million. The securities are included in current liabilities in the September 30, 1996 balance sheet.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At September 30, 1996, Toledo Edison would have been permitted to issue approximately $143 million of additional first mortgage bonds after giving effect to the October 1996 first mortgage bond retirement discussed above.
Under its articles of incorporation, Toledo Edison cannot issue preferred stock unless certain earnings coverage requirements are met. Based on earnings for the 12 months ended September 30, 1996, Toledo Edison could not issue additional preferred stock.

Results of Operations

Factors contributing to the 2.6% and 1% increases in 1996 operating revenues from 1995 for the third quarter and nine months, respectively, are shown as follows:

                                     Changes for Period Ended
                                         September 30, 1996
                                       Three              Nine
		Factors                              Months            Months
                                             (millions)

	Base Rates                           $ 7.5             $ 6.8
	Kilowatt-hour Sales Volume and Mix     1.9               0.4
	Wholesale Revenues                    (1.9)             (1.1)
	Fuel Cost Recovery Revenues            0.5               1.5
	Miscellaneous Revenues                (1.6)             (0.9)
	Total                                $ 6.4             $ 6.7

The increase in third quarter base rates revenues in 1996 resulted primarily from the April 1996 rate order issued by the PUCO.
Renegotiated contracts for certain large industrial customers also resulted in a decrease in base rates which partially offset the effect of the general price increase.

For the nine-month period in 1996, the impact of the April 1996 price increase was offset by a change in the implementation of summer prices. As a result of this change, higher summer prices were in effect for most customers from June through September 1996. Previously, higher summer prices were in effect from May through September. Consequently, base rates revenues for the May 1996 billing period were lower relative to the May 1995 amount. Renegotiated contracts for certain large industrial customers also resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1996 and 1995 billed electric kilowatt-hour sales are summarized as follows:

                      Changes for Period Ended
                          September 30, 1996
                       Three              Nine
	Customer Categories   Months            Months

	Residential           (13.7)%            (1.8)%
	Commercial             (3.0)              2.1
	Industrial              5.0               3.5
	Other                 (12.0)             (9.5)
	Total                  (4.9)             (1.3)

Third quarter 1996 total kilowatt-hour sales decreased as less residential and commercial sales, along with less wholesale sales
(included in the "Other" category), completely offset increased industrial sales. Residential and commercial sales decreased because of the cooler summer weather in the third quarter of 1996 versus the third quarter of 1995, which reduced cooling-related demand. Weather-normalized commercial sales increased 7.6% for the 1996 period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1% increase in the average number of customers and an increase in average customer usage of about 6%. Industrial sales increased on the strength of increased sales to large automotive and glass manufacturers.

Total kilowatt-hour sales for the nine-month period in 1996 decreased as less residential and wholesale sales completely offset increased commercial and industrial sales. Residential sales decreased because of the cooler summer weather in the 1996 period. Colder winter and spring weather in the first six months of 1996 had boosted residential and commercial sales for the first half of 1996. Weather-normalized residential and commercial sales increased 0.9% and 5.1%, respectively, for the 1996 nine-month period. Weather-normalized commercial sales growth in the 1996 period is attributable to a 1.6% increase in the average number of customers and an increase in average customer usage of about 3.5%. Industrial sales increased on the strength of increased sales to petroleum refineries, large automotive manufacturers and the broad-based, smaller industrial customer group.

Wholesale sales in 1996 were suppressed by soft market conditions and, during the first six months of 1996, limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The increases in 1996 fuel cost recovery revenues included in customer bills resulted from increases in the fuel cost recovery factors used in 1996 to calculate these revenues compared to those used in 1995. The increases in the weighted averages of the fuel cost recovery factors for 1996 were about 1.5% and 2% for the third quarter and nine months, respectively.

Third quarter operating expenses in 1996 increased 7.3% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Fuel and purchased power expenses increased because of higher purchased power expense. Depreciation and amortization expenses increased because of a net increase in depreciation related to changes in depreciation rates approved in the April 1996 PUCO rate order and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a reduction of depreciation expense.

Other operation and maintenance expenses for the 1996 third quarter included a $6.1 million charge for an ongoing inventory reduction program. The ongoing streamlining of the supply chain process includes a shift in management philosophy toward increased use of technology, consolidated warehousing and just-in-time purchase and delivery. Other operation and maintenance expenses for the 1995 third quarter had included charges totaling $3.2 million for an inventory reduction and the recognition of costs associated with preliminary engineering studies. Other cost-control measures helped to reduce third quarter 1996 other operation and maintenance expenses below the third quarter 1995 level, exclusive of the charges discussed above.
Third quarter 1996 nonoperating income decreased primarily because the deferral of carrying charges related to the Rate Stabilization Program ended in November 1995.

Third quarter 1996 interest charges and preferred dividend requirements decreased because of the redemption of securities and refinancing at favorable terms.

Nine-month operating expenses in 1996 increased 7.5% from the 1995 amount. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. Depreciation and amortization expenses increased for the same reasons cited for the third quarter 1996 increase in these expenses. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. Other operation and maintenance expenses increased because of increases in nuclear power production expenses (attributable to refueling and maintenance outages, and the end of accelerated amortization of certain excess interim spent nuclear fuel storage costs under the Rate Stabilization Program), the third quarter 1996 inventory reduction charge, and expenses related to improvements in customer service and sales and marketing efforts. Federal income taxes decreased as a result of lower pretax operating income.

A nine-month 1996 nonoperating loss resulted primarily from the write-down of two inactive production facilities as discussed in Note 7. The deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The nine-month 1996 federal income tax credit for nonoperating income increased accordingly.

Nine-month 1996 interest charges and preferred dividend requirements decreased because of the same reasons cited for the third quarter 1996 decrease in these charges.



PART II.  OTHER INFORMATION

Item 5.  Other Information

1.	PUCO Rate Order

For background relating to this topic, see "Note 6 to the Financial Statements (Unaudited) -- (6) Regulatory Matters" in the First Quarter 1996 Form 10-Q and "Item 5. Other Information. 5.
PUCO Rate Order" in the Second Quarter 1996 Form 10-Q.

The City of Cleveland, the Office of the Ohio Consumers' Counsel, the Ohio Council of Retail Merchants, the Empowerment Center of Greater Cleveland, the City of Toledo, the Lucas County Board of Commissioners and Congresswoman Marcy Kaptur have filed appeals with the Ohio Supreme Court of the PUCO's April 11, 1996 rate order for the Operating Companies. The Operating Companies have filed motions to dismiss the appeals filed by Congresswoman Kaptur and the Lucas County Board of Commissioners because neither was a
party to the PUCO proceeding.   The appellants filed their merit
briefs with the Ohio Supreme Court on November 4, 1996, and the Operating Companies expect to file their reply briefs with the Supreme Court by December 4, 1996.

2.	PUCO Order on Request by City of Clyde

For background relating to this topic, see "Item 5.  Other Events.

 2. PUCO Order on Request by City of Clyde" in the Companies' combined Current Report on Form 8-K dated April 11, 1996; "Item 5. Other Information. 6. PUCO Order on Request by City of Clyde" in the Second Quarter 1996 Form 10-Q; and "Item 5. Other Events.
2. City of Clyde" in the Companies' combined Current Report on Form 8-K dated August 21, 1996 ("8/21/96 Form 8-K").

On August 28, 1996, the Ohio Supreme Court granted a Writ of Mandamus against the City of Clyde, Ohio, requiring the City to allow buildings which existed in the City prior to its February 1995 Ordinance to receive electric service from Toledo Edison or from the City's electric company, at the option of the customer. On November 5, 1996, voters in the City of Clyde passed a referendum rescinding the Ordinance.

3.	Medical Center Co. -- FERC Petition

For background relating to this topic, see "Item 1. Business-- Operations--Competitive Conditions--Cleveland Electric" in the 1995 Form 10-K; "Item 5. Other Information. 8. Medical Center Co.--FERC Petition" in the Second Quarter 1996 Form 10-Q; and "Item 5. Other Events. 3. Medical Center" in the 8/21/96 Form 8-K.

On July 31, 1996, the FERC ruled that Cleveland Electric is obligated to provide transmission service to Cleveland Public Power ("CPP"). This ruling enabled CPP to provide electric service to Medical Center Co. beginning in August 1996. The FERC concluded that such transmission service by Cleveland Electric to CPP does not violate the Federal Power Act. The FERC also dismissed Cleveland Electric's request for stranded cost recovery, without prejudice to its refiling and demonstrating that such request meets the criteria for seeking stranded cost recovery under FERC Order 888. Cleveland Electric has sought rehearing of the FERC ruling and has agreed to provide the requested transmission service to CPP. On September 18, 1996, the FERC granted rehearing for further consideration of the issues.

4.	City of Cleveland Lawsuit

For background relating to this topic, see "Item 5.  Other
Information.  9.  City of Cleveland Lawsuit" in the Second Quarter
1996 Form 10-Q.

On August 5, 1996, the City of Cleveland filed with the Court of Common Pleas of Cuyahoga County a complaint against Cleveland Electric seeking an order requiring Cleveland Electric to remove certain lamp posts, street lights and/or utility poles and assessing penalties for failure to take such action. Cleveland Electric has filed a motion to dismiss the complaint for lack of jurisdiction, which motion is decisional.

5.	Cost Reduction Efforts

For background relating to this topic, see "Item 5.  Other
Information.  Cost Reduction Efforts" in the First Quarter 1996
Form 10-Q.

On May 13, 1996, the Companies announced their intention to reduce the number of employees from 6,800 at January 1, 1996 to 6,300 by December 31, 1996. At September 30, 1996, the Operating Companies and Centerior Service Company had 6,279 employees, with further reductions expected prior to year end. The Companies also are decommissioning two older fossil-fueled generating units at the Acme Station in Toledo and the C-Plant in Ashtabula and reducing generating activities at three other plants. These steps are part of an ongoing effort to reduce annual operating costs and are expected to result in annualized savings of at least $30 million.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits

	See Exhibit Index following.

b.	Reports on Form 8-K

During the quarter ended September 30, 1996, Centerior Energy,
Cleveland Electric and Toledo Edison each filed two Current
Reports on Form 8-K with the Securities and Exchange Commission.

A Form 8-K dated August 21, 1996 and filed on September 13, 1996 included three items under "Item 5. Other Events". The first, "Management Changes", reported on the election of Lew W. Myers as Vice President - Nuclear--Perry. The second, "2. City of Clyde", reported on the status of Toledo Edison's litigation with the City of Clyde. The third, "3. Medical Center", reported on the status of proceedings against Ohio Power Company.

A Form 8-K dated September 13, 1996 and filed on September 17,
1996 included one item under "Item 5.  Other Events".   That item,
"Merger with Ohio Edison", reported on the merger agreement between Centerior Energy and Ohio Edison.

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










Date: November 14, 1996

                                  EXHIBIT INDEX


The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period ended
                             September 30, 1996.


                             CLEVELAND ELECTRIC EXHIBITS

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period ended
                             September 30, 1996.


                             TOLEDO EDISON EXHIBITS

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period ended
                             September 30, 1996.