Form 10-K405
period 1996-12-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1997-03-31
CIK 774197, 20947, 352049

================================================================================
                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                      ---------------------------------------

                                     FORM 10-K

                      ---------------------------------------

(MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
             REQUIRED]
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

             OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO
             FEE REQUIRED]

  For the transition period from ____________________ to ____________________

COMMISSION                   REGISTRANT; STATE OF INCORPORATION;                  I.R.S. EMPLOYER
FILE NUMBER                     ADDRESS; AND TELEPHONE NUMBER                    IDENTIFICATION NO.
-----------     -------------------------------------------------------------    ------------------
   1-9130       CENTERIOR ENERGY CORPORATION                                         34-1479083
                (An Ohio Corporation)
                6200 Oak Tree Boulevard
                Independence, Ohio 44131
                Telephone (216) 447-3100

   1-2323       THE CLEVELAND ELECTRIC ILLUMINATING COMPANY                          34-0150020
                (An Ohio Corporation)
                c/o Centerior Energy Corporation
                6200 Oak Tree Boulevard
                Independence, Ohio 44131
                Telephone (216) 622-9800

   1-3583       THE TOLEDO EDISON COMPANY                                            34-4375005
                (An Ohio Corporation)
                300 Madison Avenue
                Toledo, Ohio 43652
                Telephone (419) 249-5000

                      ------------------------------------

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X].     No [ ].
                      ------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Centerior Energy Corporation Common Stock, without par value, held by non-affiliates was $1,535,769,003 on February 28, 1997 based on the closing sale price of $10.375 as quoted for that date on a composite transactions basis in The Wall Street Journal and on the 148,025,928 shares of Common Stock outstanding on that date. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of the outstanding common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively.
================================================================================

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
Registrant              Title of Each Class             on Which Registered
----------              -------------------             -------------------

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

                        Depositary Shares:
                          1993 Series A, each share
                          representing 1/20 of a
                          share of Serial Preferred
                          Stock, $42.40 Series T
                          (without par value)          New York Stock Exchange

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

Registrant              Title of Each Class
----------              -------------------

Centerior Energy        None
  Corporation

The Cleveland Electric  None
  Illuminating Company

The Toledo Edison       Cumulative Preferred Stock,
  Company                 par value $100 per share:
                            4.56% Series and 4.25% Series
                            ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                        Part of Form 10-K
                                                       Into Which Document
Description                                              Is Incorporated
-----------                                              ---------------

Portions of Proxy Statement of Centerior Energy
Corporation, dated April 3, 1997                          Part III

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------

Glossary of Terms                                                         iv

PART I

  Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . .       1

    The Centerior System . . . . . . . . . . . . . . . . . . . . . .       1

    Pending Merger with Ohio Edison  . . . . . . . . . . . . . . . .       2

    Merger of the Operating Companies  . . . . . . . . . . . . . . .       2

    CAPCO Group  . . . . . . . . . . . . . . . . . . . . . . . . . .       3

    Construction and Financing Programs  . . . . . . . . . . . . . .       4

      Construction Program . . . . . . . . . . . . . . . . . . . . .       4
      Financing Program  . . . . . . . . . . . . . . . . . . . . . .       6

    General Regulation . . . . . . . . . . . . . . . . . . . . . . .       6

      Holding Company Regulation . . . . . . . . . . . . . . . . . .       6
      State Utility Commissions  . . . . . . . . . . . . . . . . . .       7
      Ohio Power Siting Board  . . . . . . . . . . . . . . . . . . .       8
      Federal Energy Regulatory Commission . . . . . . . . . . . . .       8
      Nuclear Regulatory Commission  . . . . . . . . . . . . . . . .       8
      Other Regulation . . . . . . . . . . . . . . . . . . . . . . .       8

    Environmental Regulation . . . . . . . . . . . . . . . . . . . .       9

      General  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
      Air Quality Control  . . . . . . . . . . . . . . . . . . . . .       9
      Water Quality Control  . . . . . . . . . . . . . . . . . . . .      10
      Waste Disposal . . . . . . . . . . . . . . . . . . . . . . . .      11

    Electric Rates . . . . . . . . . . . . . . . . . . . . . . . . .      11

      General  . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
      1996 Rate Order  . . . . . . . . . . . . . . . . . . . . . . .      11

    Operations . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

      Sales of Electricity . . . . . . . . . . . . . . . . . . . . .      12
      Operating Statistics . . . . . . . . . . . . . . . . . . . . .      12
      Nuclear Units  . . . . . . . . . . . . . . . . . . . . . . . .      13
      Competitive Conditions . . . . . . . . . . . . . . . . . . . .      14

        General  . . . . . . . . . . . . . . . . . . . . . . . . . .      14
        Cleveland Electric . . . . . . . . . . . . . . . . . . . . .      15
        Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . .      16

                                                                         Page
                                                                        Number
                                                                        ------

      Fuel Supply  . . . . . . . . . . . . . . . . . . . . . . . . .      18

        Coal . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
        Nuclear  . . . . . . . . . . . . . . . . . . . . . . . . . .      19
        Oil  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

    Executive Officers of the Registrants and the Service Company  .      21

  Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . .      28

    General  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28

      The Centerior System . . . . . . . . . . . . . . . . . . . . .      28
      Cleveland Electric . . . . . . . . . . . . . . . . . . . . . .      28
      Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . .      29

    Title to Property  . . . . . . . . . . . . . . . . . . . . . . .      30

  Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .      32

  Item 4.  Submission of Matters to a Vote of Security-Holders . . .      32

PART II

  Item 5.  Market for Registrants' Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . .      33

      Market Information . . . . . . . . . . . . . . . . . . . . . .      33
      Share Owners . . . . . . . . . . . . . . . . . . . . . . . . .      33
      Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . .      33

  Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . .      33

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      33
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      34
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      34

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . .      34

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      34
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      34
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      34

                                                                         Page
                                                                        Number

  Item 8.  Financial Statements and Supplementary Data . . . . . . .      34

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      34
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      34
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      34

  Item 9.  Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure . . . . . . . . . . .      34

PART III

  Item 10.  Directors and Executive Officers of the Registrants  . .      35

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      35
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      35
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      35

  Item 11.  Executive Compensation . . . . . . . . . . . . . . . . .      36

  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . .      36

    Centerior Energy . . . . . . . . . . . . . . . . . . . . . . . .      36
    Cleveland Electric . . . . . . . . . . . . . . . . . . . . . . .      36
    Toledo Edison  . . . . . . . . . . . . . . . . . . . . . . . . .      37

  Item 13.  Certain Relationships and Related Transactions . . . . .      37

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .      38

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39

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

Centerior Energy, Cleveland Electric and Toledo Edison have made forward-looking statements in this Form 10-K with respect to the financial condition, results of operations, strategic plan and business of Centerior Energy, Cleveland Electric and Toledo Edison, and FirstEnergy following the consummation of the merger with Ohio Edison, which involve certain risks and uncertainties. Forward-looking statements are statements about future performance or results, including any statements using the words "believe", "expect", "anticipate" or similar words. For all of those statements, Centerior Energy, Cleveland Electric, Toledo Edison and FirstEnergy claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) expected cost savings from the merger of Ohio Edison and Centerior Energy are not fully realized; (2) regional competitive pressure in the electric utility industry increases significantly; (3) the effects of unanticipated events on the Operating Companies' expectations regarding cost recovery or on the carrying value of regulatory assets and on the Operating Companies' ability to continue to comply with the provisions of Statement of Financial Accounting Standards 71 cause an impairment of property, plant and equipment or variances from the amounts disclosed; (4) costs or difficulties related to the integration of the businesses of Ohio Edison and Centerior Energy are greater than expected; (5) state and federal regulatory initiatives are implemented that further increase competition, threaten cost and investment recovery or impact rate structures or dividends; and (6) national and regional economic conditions are less favorable than expected.

                                GLOSSARY OF TERMS
                                -----------------

The following terms and abbreviations used in the text of this Report are defined as indicated:

Term                             Definition
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

Beaver Valley Unit 2             Unit 2 of the Beaver Valley Power Station, in
                                 which the Operating Companies have ownership and leasehold interests.

CAPCO Group                      Central Area Power Coordination Group.

Centerior Energy or Centerior    Centerior Energy Corporation.

Term                             Definition
----                             ----------

Centerior System                 Centerior Energy, the Operating Companies and
                                 the Service Company.

Chase Brass                      Chase Brass & Copper Co., Inc.

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

Davis-Besse                      Davis-Besse Nuclear Power Station, which is
                                 wholly owned by the Operating Companies and operated by Toledo Edison.

Detroit Edison                   Detroit Edison Company, an electric utility.

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

ECAR                             East Central Area Reliability Coordination
                                 Group.

Federal Power Act                Federal Power Act, as amended, codified in
                                 Chapter 12 of Title 16 of the United States
                                 Code.

FERC                             Federal Energy Regulatory Commission.

FirstEnergy                      FirstEnergy Corp., a new electric utility
                                 holding company formed as a result of
                                 Centerior's agreement to merge with Ohio
                                 Edison.

Holding Company Act              Public Utility Holding Company Act of 1935.

Term                             Definition
----                             ----------

Mansfield Plant                  Bruce Mansfield Generating Plant, a
                                 coal-fired power plant, in which the Operating
                                 Companies have leasehold interests as joint and several lessees.

Note or Notes                    Note or Notes to the 1996 Financial
                                 Statements of Centerior Energy, Cleveland
                                 Electric and Toledo Edison contained under
                                 Item 8 of this Report. (Note or Notes, where used, refers to all three companies unless otherwise specified).

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

Ohio EPA                         Ohio Environmental Protection Agency.

Ohio Power                       Ohio Power Company, an electric utility
                                 subsidiary of American Electric Power Company,
                                 Inc.

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

Perry Unit 1                     Unit 1 of the Perry Nuclear Power Plant,
                                 which the Operating Companies have ownership interests in and is operated by Cleveland
                                 Electric.

PUCO                             The Public Utilities Commission of Ohio.

Quarto                           Quarto Mining Company, a subsidiary of
                                 Consol.

Term                             Definition
----                             ----------

SALP Systematic Assessment of Licensee Performance - the NRC's performance evaluation of a nuclear unit.

SEC                              United States Securities and Exchange
                                 Commission.

Seneca Plant                     Seneca Power Plant, a pumped-storage,
                                 hydro-electric generating station jointly owned by Cleveland Electric and Penelec.

Service Company                  Centerior Service Company, a service
                                 subsidiary of Centerior Energy.

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

USEC United States Enrichment Corporation, formerly a part of the DOE.

U.S. EPA                         United States Environmental Protection
                                 Agency.

                                     PART I
                                     ------


Item 1.  Business
-----------------

                              THE CENTERIOR SYSTEM
                              --------------------

Centerior Energy is a public utility holding company and the parent company of six wholly owned subsidiaries, including the Operating Companies and the Service Company. Centerior was incorporated under the laws of the State of Ohio in 1985 for the purpose of enabling Cleveland Electric and Toledo Edison to affiliate by becoming wholly owned subsidiaries of Centerior. The affiliation of the Operating Companies became effective in April 1986. Nearly all of the consolidated operating revenues of the Centerior System are derived from the sale of electric energy by Cleveland Electric and Toledo Edison.

The Operating Companies' combined service areas encompass approximately 4,200 square miles in northeastern and northwestern Ohio with an estimated population of about 2,610,000. At December 31, 1996, the Centerior System (including the Operating Companies, the Service Company and the other wholly owned subsidiaries of Centerior Energy) had 6,204 employees. Centerior Energy has no employees.

Cleveland Electric, which was incorporated under the laws of the State of Ohio in 1892, is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in an area of approximately 1,700 square miles in northeastern Ohio, including the City of Cleveland. Cleveland Electric also provides electric energy at wholesale to other electric utility companies and to two municipal electric systems (directly and through AMP-Ohio) in its service area. Cleveland Electric serves approximately 741,000 customers and derives approximately 77% of its total electric retail revenue from customers outside the City of Cleveland. Principal industries served by Cleveland Electric include those producing steel and other primary metals; automotive and other transportation equipment; chemicals; electrical and nonelectrical machinery; fabricated metal products; and rubber and plastic products. Nearly all of Cleveland Electric's operating revenues are derived from the sale of electric energy. At December 31, 1996, Cleveland Electric had 3,282 employees of which about 54% were represented by one union having a collective bargaining agreement with Cleveland Electric.

Toledo Edison, which was incorporated under the laws of the State of Ohio in 1901, is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in an area of approximately 2,500 square miles in northwestern Ohio, including the City of Toledo. Toledo Edison also provides electric energy at wholesale to other electric utility companies and to 13 municipally owned distribution systems (through AMP-Ohio) and one rural electric cooperative distribution system in its service area. Toledo Edison serves approximately 293,000 customers and derives approximately 56% of its total electric retail revenue from customers outside the City of Toledo. Principal industries served by Toledo Edison include metal casting, forming and fabricating; petroleum refining; automotive equipment and assembly; food processing; and glass. Nearly all of Toledo Edison's operating revenues are derived from the sale of electric energy. At December 31, 1996, Toledo Edison had 1,643 employees of which about 60% were represented by three unions having collective bargaining agreements with Toledo Edison.

The Service Company, which was incorporated in 1986 under the laws of the State of Ohio, is also a wholly owned subsidiary of Centerior Energy. It provides management, financial, administrative, engineering, legal, governmental and public relations and other services to Centerior Energy and the Operating Companies. At December 31, 1996, the Service Company had 1,267 employees.

Centerior's other three wholly owned subsidiaries are Centerior Properties Company, Centerior Enterprises Company and Market Responsive Energy, Inc. (Fertile-Earth, Inc., a wholly owned subsidiary of Centerior Enterprises Company, had 12 employees at December 31, 1996.) These three subsidiaries, individually or in the aggregate, do not have a material impact on the consolidated financial statements of Centerior.

                         PENDING MERGER WITH OHIO EDISON
                         -------------------------------

On September 16, 1996, Centerior Energy and Ohio Edison jointly announced an agreement between them whereby Centerior would merge with Ohio Edison in a stock-for-stock transaction to form FirstEnergy. Upon consummation of the merger, Centerior Energy common stock share owners will receive 0.525 share of FirstEnergy common stock for each share of Centerior common stock owned, and Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of Ohio Edison, Cleveland Electric, Toledo Edison, the Service Company and the three other wholly owned subsidiaries of Centerior. FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles.

On January 30, 1997, the PUCO approved a rate reduction and economic development plan for the Operating Companies to be effective upon the consummation of the merger through 2006. The plan provides for rate reductions, frozen fuel cost factors, economic development incentive prices, an energy-efficiency program, an earnings cap and an accelerated reduction in nuclear and regulatory assets for regulatory purposes.

On March 27, 1997, Centerior Energy and Ohio Edison common stock share owners approved the merger. The PaPUC had given its approval of the merger on February 18, 1997. Various aspects of the merger remain subject to approval by the FERC, the NRC and the SEC. The merger is expected to be consummated in late 1997.

Reference is made to Centerior Energy's, Cleveland Electric's and Toledo Edison's Management's Financial Analysis contained under Item 7 of this Report (specifically, "Strategic Plan", "Pending Merger with Ohio Edison" and "FirstEnergy Rate Plan" under "Management's Financial Analysis -- Outlook") and
Note 15 for more information concerning the pending merger with Ohio Edison and the rate reduction and economic development plan.

                        MERGER OF THE OPERATING COMPANIES
                        ---------------------------------

In March 1994, Centerior Energy announced a plan to merge Toledo Edison into Cleveland Electric. The merger received the approvals of the PaPUC, the PUCO and the FERC in July 1994, December 1994 and October 1996, respectively. In June 1995, the preferred stock share owners of Cleveland Electric and Toledo

Edison approved actions necessary for the Operating Companies to merge. NRC approval is also necessary. However, the merger agreement between Centerior Energy and Ohio Edison (see "Pending Merger with Ohio Edison", above) requires the approval of Ohio Edison prior to the consummation of the proposed merger of the Operating Companies. Ohio Edison has not yet made a decision on this matter. In the meantime, at the request of the NRC pending Ohio Edison's decision whether to complete the merger of the Operating Companies, the Operating Companies have withdrawn their request for authorization to transfer certain NRC licenses to the merged entity.

See Note 16 to the Operating Companies' Financial Statements for further discussion of this matter and "3. Combined Pro Forma Condensed Financial Statements (Unaudited)" contained under Item 14 of this Report for selected historical and combined pro forma financial information of Cleveland Electric and Toledo Edison.

                                   CAPCO GROUP
                                   -----------

Cleveland Electric and Toledo Edison are members of the CAPCO Group, which was created in 1967 with Duquesne, Ohio Edison and Pennsylvania Power. The CAPCO Group affords greater reliability and lower cost of providing electric service through coordinated generating unit operations and maintenance and generating reserve back-up among the five companies. In addition, the CAPCO Group has completed programs to construct larger, more efficient electric generating units and to strengthen interconnections within the Group.

On April 24, 1996, the FERC issued Order 888 which generally requires nondiscriminatory transmission access and pricing by public utilities. Order 888 also requires that "loose pools", defined as any multi-lateral arrangements which contain discounted or special transmission arrangements, must file joint, pool-wide transmission tariffs by December 31, 1996, removing any preferential transmission access and pricing provisions from the loose pool arrangements. On December 30, 1996, Cleveland Electric and Toledo Edison responded to the FERC by letter asserting that the CAPCO Group is not a power pool because it does not jointly dispatch any generation, address day-to-day transmission reliability concerns or have authority to control, transfer or take emergency switching actions to maintain the bulk power grid of its member companies.

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

In October 1995, Cleveland Electric filed a Demand for Arbitration seeking unpaid operating costs of Eastlake Unit 5 which had been invoiced to Duquesne in respect of Duquesne's partial ownership interest in that Unit. In that arbitration proceeding, Duquesne countered with allegations that certain management practices of Cleveland Electric in the operation of Unit 5 have been detrimental to Duquesne. Among the remedies sought by Duquesne is the partition of the property held as tenants in common. Also in October 1995, Cleveland Electric filed a complaint for injunctive and declaratory relief against Duquesne in Lake County (Ohio) Common Pleas Court seeking a court order prohibiting Duquesne from taking action to partition or sell its ownership interest in Eastlake Unit 5. Cleveland Electric later amended its complaint to restate its arbitration claims. The Lake County action was removed to the United States District Court for the Northern District of Ohio, Eastern Division. Duquesne subsequently filed counterclaims in the federal court action restating all claims made in the arbitration proceeding. The arbitration has been dismissed and the federal action stayed pending settlement discussions between the parties.

All of the CAPCO Group companies are members of ECAR, which is comprised of 29 major electric power suppliers and 24 associate members located in nine east-central states, serving 36,000,000 people. ECAR's purpose is to improve reliability of bulk power supply through coordination of planning and operation of member companies' generation and transmission facilities.

                       CONSTRUCTION AND FINANCING PROGRAMS
                       -----------------------------------

Construction Program
--------------------

The Centerior System carries on a continuous program of constructing transmission, distribution and general facilities and modifying existing generating facilities to meet anticipated demand for electric service and to comply with governmental regulations. Centerior Energy's 1996 long-term (20-year) forecast, as filed with the PUCO (see "General Regulation--State Utility Commissions"), projects long-term annual growth rates in peak demand and kilowatt-hour sales of 0.7% and 1.0%, respectively, after demand-side management considerations. The Centerior System's integrated resource plan for the 1990s (which is included in the long-term forecast) combines peak clipping demand-side management programs with maximum utilization of existing generating capacity to postpone the need for new generating units until the next decade. Lake Shore Unit 18, a 245,000-kilowatt unit which was placed on cold standby status in October 1993, is scheduled to resume active status in 2000.

According to the current long-term integrated resource plan, the Centerior System does not plan to put into service any new generating capacity until 2008.

The following tables show, categorized by major components, the construction expenditures by Cleveland Electric and Toledo Edison and, by aggregating them, for the Centerior System during 1994, 1995 and 1996 and the estimated cost of their construction programs for 1997 through 2001, in each case including AFUDC and excluding nuclear fuel (however, consummation of the pending merger with Ohio Edison is expected to reduce the Operating Companies' cash construction expenditures from those reported in the tables):


                                   Actual                 Estimated
                             ------------------ ------------------------------
                             1994   1995   1996  1997  1998  1999  2000   2001
                             ----   ----   ----  ----  ----  ----  ----   ----
     Cleveland Electric                   (Millions of Dollars)
     ------------------
Transmission, Distribution
  and General Facilities     $ 53   $ 68   $ 79  $ 76  $ 81  $ 94  $ 96   $105
Renovation and Modification
  of Generating Units
    Nuclear                    18     12     17    18    15    17    11      9
    Nonnuclear                 61     63     19    18    12    18    16     17
Clean Air Act Amendments
  Compliance                   24     12     (4)    1    10     8     3      0
                              ---    ---    ----  ---   ---   ---   ---    ---

                   Total     $156   $155   $111  $113  $118  $137  $126   $131
                              ===    ===    ===   ===   ===   ===   ===   ====




                                   Actual                 Estimated
                             ------------------- ----------------------------
                              1994  1995   1996  1997  1998  1999  2000  2001
                              ----  ----   ----  ----  ----  ----  ----  ----
     Toledo Edison                        (Millions of Dollars)
     -------------
Transmission, Distribution
  and General Facilities     $ 18  $ 37   $ 32  $ 38  $ 44  $ 34  $ 36   $ 25
Renovation and Modification
  of Generating Units
    Nuclear                    10     6     12    14    12    14    10      6
    Nonnuclear                 12     9      5     9     7     8     4      4
Clean Air Act Amendments
  Compliance                    1     3      0     1     6     6     2      0
                              ---   ---    ---   ---   ---   ---   ---    ---

                   Total     $ 41  $ 55   $ 49  $ 62  $ 69  $ 62  $ 52   $ 35
                              ===    ==     ==    ==    ==    ==    ==     ==

                                   Actual                 Estimated
                             ------------------- -----------------------------
                             1994   1995    1996  1997  1998  1999  2000  2001
                             ----   ----    ----  ----  ----  ----  ----  ----
     Centerior System                     (Millions of Dollars)
     ----------------
Transmission, Distribution
  and General Facilities     $ 71   $105   $111  $114  $125  $128  $132   $130
Renovation and Modification
  of Generating Units
    Nuclear                    28     18     29    32    27    31    21     15
    Nonnuclear                 73     72     24    27    19    26    20     21
Clean Air Act Amendments
  Compliance                   25     15     (4)    2    16    14     5      0
                              ---    ---    ----  ---   ---   ---   ---    ---

                   Total     $197   $210   $160  $175  $187  $199  $178   $166
                              ===    ===    ===   ===   ===   ===   ===    ===


Each company in the CAPCO Group is responsible for financing the portion of the capital costs of nuclear fuel equivalent to its ownership and leased interest in the unit in which the fuel will be utilized. See "Operations--Fuel Supply--Nuclear" for information regarding nuclear fuel supplies and Note 6 regarding leasing arrangements to finance nuclear fuel capital costs. Nuclear fuel capital costs incurred by Cleveland Electric, Toledo Edison and the Centerior System during 1994, 1995 and 1996 and their estimated nuclear fuel capital costs for 1997 through 2001 are as follows:


                                   Actual                Estimated
                             ----------------- ----------------------------
                             1994  1995  1996  1997  1998  1999  2000  2001
                             ----  ----  ----  ----  ----  ----  ----  ----
                                          (Millions of Dollars)

Cleveland Electric           $ 26  $ 19  $ 37  $ 25  $ 34  $ 40  $ 34  $ 40
Toledo Edison                $ 21  $ 12  $ 32  $ 22  $ 30  $ 30  $ 29  $ 32
Centerior System             $ 47  $ 31  $ 69  $ 47  $ 64  $ 70  $ 63  $ 72


Financing Program
-----------------

Reference is made to Centerior Energy's, Cleveland Electric's and Toledo Edison's Management's Financial Analysis contained under Item 7 of this Report and to Notes 11 and 12 for discussions of the Centerior System's financing activity in 1996; debt and preferred stock redemption requirements during the 1997-2001 period; expected external financing needs during such period; restrictions on the issuance of additional debt securities and preferred stock; short-term and long-term financing capability; and credit ratings for the Operating Companies.

In 1997, Cleveland Electric and Toledo Edison plan to refund approximately $133,100,000 and $10,100,000, respectively, of tax-exempt debt secured by their respective first mortgage bonds to take advantage of improved borrowing costs. In addition, to take advantage of a favorable interest rate climate, preliminary consideration is being given to refinancing certain outstanding secured lease obligation bonds. No additional financing is expected to be necessary to replace $83,000,000 of intermediate-term notes maturing in 1997 in connection with the Operating Companies' nuclear fuel leases (see Note 6).

On March 25, 1997, Centerior Energy requested a 364-day extension of its $125,000,000 revolving credit facility, which is expected to be approved upon the maturation of the existing facility in May 1997.

Following the September 1996 announcement regarding the merger of Centerior Energy and Ohio Edison (see "Pending Merger with Ohio Edison", above), Standard & Poor's Corporation, Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Company each placed the Operating Companies' securities on their respective credit watch or review lists with positive/upward implications. Fitch Investors Service, Inc. affirmed its ratings on the Operating Companies' securities following the merger announcement.

                               GENERAL REGULATION
                               ------------------

Holding Company Regulation
--------------------------

Centerior Energy is currently, and FirstEnergy is expected to be, exempt from regulation under the Holding Company Act.

State Utility Commissions
-------------------------

The Operating Companies are subject to the jurisdiction of the PUCO with respect to rates, service, accounting, issuance of securities and other matters. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility. See "Electric Rates" for a description of certain aspects of Ohio rate-making law. The Operating Companies are also subject to the jurisdiction of the PaPUC in certain respects relating to their ownership interests in generating facilities located in Pennsylvania.

The PUCO is composed of five commissioners appointed by the Governor of Ohio from nominees recommended by a Public Utility Commission Nominating Council. Nominees must have at least three years' experience in one of several disciplines. Not more than three commissioners may belong to the same political party.

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

The PUCO must hold a public hearing on the long-term forecast at least once every five years to determine the reasonableness of the forecast. The PUCO and the OPSB are required to consider the record of such hearings in proceedings for approving facility sites, changing rates, approving security issues and initiating energy conservation programs. In April 1995, the PUCO approved Centerior Energy's 1994 long-term forecast. Ohio law also permits electric utilities under PUCO jurisdiction to submit environmental compliance plans for PUCO review and approval. Ohio law requires that the PUCO make certain statutory findings prior to approving the environmental compliance plan, which includes that the plan is a reasonable least cost strategy for compliance with air quality requirements. In July 1995, the PUCO approved Centerior's updated environmental compliance plan which was filed in January 1995. Centerior Energy's 1996 long-term forecast was submitted in May 1996 and is under review by the PUCO.

The PUCO has jurisdiction over certain transactions by companies in an electric utility holding company system if it includes at least one Ohio electric utility and is exempt from regulation under Section 3(a)(1) or (2) of the Holding Company Act. Consequently, the Operating Companies must obtain PUCO approval to invest in, lend funds to, guarantee the obligations of or otherwise finance or transfer assets to any nonutility company in the

Centerior System, unless the transaction is in the ordinary course of business operations in which one company acts for or with respect to another company. Also, Centerior must obtain PUCO approval to make any investment in any nonutility subsidiaries, affiliates or associates if such investment would cause all such capital investments to exceed 15% of Centerior's consolidated capitalization unless such funds were provided by nonutility subsidiaries, affiliates or associates.

The PUCO has a reserve capacity policy for electric utilities in Ohio stating that (i) 20% of service area peak load excluding interruptible load is an appropriate generic benchmark for an electric utility's reserve margin; (ii) a reserve margin exceeding 20% gives rise to a presumption of excess capacity, but may be appropriate if it confers a positive net present benefit to customers or is justified by unique system characteristics; and (iii) appropriate remedies for excess capacity (possibly including disallowance of costs in rates) will be determined by the PUCO on a case-by-case basis. In its April 1996 rate order for the Operating Companies (see "Electric Rates - 1996 Rate Order", below), the PUCO found that the Operating Companies had no excess capacity.

Ohio Power Siting Board
-----------------------

The OPSB has state-wide jurisdiction, except to the extent pre-empted by federal law, over the location, need for and certain environmental aspects of electric generating units with a capacity of 50,000 kilowatts or more and transmission lines with a rating of at least 125 kV.

Federal Energy Regulatory Commission
------------------------------------

The Operating Companies are each subject to the jurisdiction of the FERC with respect to the transmission and sale of power at wholesale in interstate commerce, interconnections with other utilities, accounting and certain other matters. Cleveland Electric is also subject to FERC jurisdiction with respect to its ownership and operation of the Seneca Plant.

Nuclear Regulatory Commission
-----------------------------

The nuclear generating units in which the Operating Companies have an interest are subject to regulation by the NRC. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impacts.

Owners of nuclear units are required to purchase the full amount of nuclear liability insurance available. See Note 5(b) for a description of nuclear insurance coverages.

Other Regulation
----------------

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

                            ENVIRONMENTAL REGULATION
                            ------------------------

General
-------

The Operating Companies are subject to regulation with respect to air quality, water quality and waste disposal matters. Federal environmental legislation affecting the operations and properties of the Operating Companies includes the Clean Air Act, the Clean Air Act Amendments, the Clean Water Act, Superfund, and the Resource Conservation and Recovery Act. The requirements of these statutes and related state and local laws are continually changing due to the promulgation of new or revised laws and regulations and the results of judicial and administrative proceedings. Compliance with such laws and regulations may require the Operating Companies to modify, supplement, abandon or replace facilities and may delay or impede construction and affect the operation of facilities, all at costs which could be substantial. The Operating Companies expect that the impact of such costs would eventually be reflected in their respective rate schedules. Cleveland Electric and Toledo Edison plan to spend, during the period 1997-2001, $22,000,000 and $15,000,000, respectively, for pollution control facilities, including Clean Air Act Amendments compliance costs.

The Operating Companies believe that they are currently in compliance in all material respects with all applicable environmental laws and regulations, or to the extent that one or both of the Operating Companies may dispute the applicability or interpretation of a particular environmental law or regulation, the affected company has filed an appeal or has applied for permits, revisions to requirements, variances or extensions of deadlines.

Concerns have been raised regarding the possible health effects associated with electric and magnetic fields. Although scientific research as to such effects has yielded inconclusive results, additional studies are being conducted. If electric and magnetic fields are ultimately found to pose a health risk, the Operating Companies may be required to modify transmission and distribution lines or other facilities.

Air Quality Control
-------------------

Under the Clean Air Act, the Ohio EPA has adopted emission limitations for particulate matter and sulfur dioxide for each of the Operating Companies' plants. The Clean Air Act provides for civil penalties of up to $25,000 per day for each violation of an emission limitation. The U.S. EPA has approved the Ohio EPA's emission limitations and the related state implementation plan except for some particulate matter emissions.

In November 1990, the Clean Air Act Amendments imposed more stringent restrictions on nitrogen oxide emissions and sulfur dioxide emissions beginning in 1995. See Note 4(a) for a description of the Operating Companies' compliance strategy, which was included in the agreement approved by the PUCO in April 1995 in connection with the Operating Companies' 1994 long-term forecast. The Clean Air Act Amendments also require studies to be conducted on the emission of certain potentially hazardous air pollutants which could lead to additional restrictions.

In December 1996, the U.S. EPA proposed revised ambient air quality standards for ozone and fine particulates. If these proposed standards are adopted without being changed, large areas of northern Ohio would be designated as being "nonattainment" with respect to these pollutants. This, in turn, could result in additional air pollution control requirements and substantial additional expense being imposed upon the Operating Companies' fossil generating facilities by 2005.

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

Water Quality Control
---------------------

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

In 1990, the Ohio EPA issued revised water quality standards applicable to Lake Erie and waters of the State of Ohio. Based upon these revised water quality standards, the Ohio EPA placed additional effluent limitations in their most recent NPDES permits. The revised standards also may serve as the basis for more stringent effluent limitations in future NPDES permits. Such limitations could result in the installation of additional pollution control equipment and increased operating expenses. The Operating Companies are monitoring discharges at their plants to support their position that additional effluent limitations are not justified.

In March 1995, the U.S. EPA issued guidelines for water quality standards applicable to all states abutting the Great Lakes, including Ohio. These states are required to adopt state water quality standards and procedures consistent with the guidelines by April 1997. Preliminary reviews indicate that the cost of compliance could be significant based on Ohio's proposed regulations. Ohio is expected to adopt final regulations during 1997.

Waste Disposal
--------------

See "Outlook--Hazardous Waste Disposal Sites" in Management's Financial Analysis contained under Item 7 of this Report and Note 4(b) for a discussion of the Operating Companies' potential involvement in certain hazardous waste disposal sites, including those subject to Superfund. See "Operations--Nuclear Units" for a discussion concerning the disposal of nuclear waste.

                                 ELECTRIC RATES
                                 --------------

General
-------

Under Ohio law, rate base is the original cost less depreciation of a utility's total plant adjusted for certain items. The law permits the PUCO, in its discretion, to include construction work in progress in rate base under certain conditions.

Current Ohio law further provides that requested rates can be collected by a public utility, subject to refund, if the PUCO does not make a decision within 275 days after the rate request application is filed. If the PUCO does not make its final decision within 545 days, revenues collected thereafter are not subject to refund. A notice of intent to file an application for a rate increase cannot be filed before the issuance of a final order in any prior pending application for a rate increase or until 275 days after the filing of the prior application, whichever is earlier. The minimum period by which the notice of intent to file must precede the actual filing is 30 days. The test year for determining rates may not end more than nine months after the date the application for a rate increase is filed.

Under Ohio law, electric rates are adjusted every six months to reflect changes in fuel costs. The PUCO reviews such adjustments annually. Any difference between actual fuel costs during a six-month period and the fuel revenues recovered in that period is deferred and is taken into account in setting the fuel recovery factor for a subsequent six-month period. (The rate reduction and economic development plan approved by the PUCO on January 30, 1997 for the Operating Companies includes a freeze in fuel cost factors by the Operating Companies effective upon the consummation of Centerior's merger with Ohio Edison. See Management's Financial Analysis contained under Item 7 of this Report and Note 15.)

Also, under Ohio law, municipalities may regulate rates charged by a utility, subject to appeal to the PUCO if not acceptable to the utility. If municipally fixed rates are accepted by the utility, such rates are binding on both parties for the specified term and cannot be changed by the PUCO.

1996 Rate Order
---------------

On April 11, 1996, the PUCO approved in full the requests of Cleveland Electric and Toledo Edison for price increases aggregating $119,000,000 annually. Cleveland Electric's price increase of $84,000,000 in annual revenues reflected an average increase of 4.9% for Cleveland Electric's customers. Toledo Edison's price increase of $35,000,000 reflected an average increase of 4.7% for Toledo Edison's customers. The new prices were implemented in late April 1996.

The primary purpose of the price increases was to provide additional revenues to recover all the costs of providing electric service, including deferred costs, and provide a fair return to Centerior Energy common stock share owners. The additional revenues also provided cash to accelerate the redemption of debt and preferred stock. For a discussion and analysis of the Operating Companies' 1996 rate order, see "Management's Financial Analysis -- Outlook -- April 1996 Rate Order" under Item 7 of this Report and Note 7(b).

                                   OPERATIONS
                                   ----------

Sales of Electricity
--------------------

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

The Centerior System's largest customer is a steel manufacturer which has two major steel producing facilities served by Cleveland Electric. Sales to these facilities accounted for 2.3% and 3.3% of the 1996 total electric operating revenues of Centerior Energy and Cleveland Electric, respectively. The loss of these facilities would reduce Centerior Energy's and Cleveland Electric's annual net income by about $16,000,000 based on 1996 sales levels.

The largest customer served by Toledo Edison is a major automobile manufacturer. Sales to this customer accounted for 1.4% and 3.9% of the 1996 total electric operating revenues of Centerior Energy and Toledo Edison, respectively. The loss of this customer would reduce Centerior Energy's and Toledo Edison's annual net income by about $11,000,000 based on 1996 sales levels.

Operating Statistics
--------------------

For data on operating revenues by service category, electric sales by service category, customers by service category and electric energy generation for 1986 and 1992 through 1996, see the attached Pages F-29 and F-30 for Centerior Energy, F-56 and F-57 for Cleveland Electric and F-84 and F-85 for Toledo Edison.

Nuclear Units
-------------

The Operating Companies' generating facilities include, among others, three nuclear units owned or leased by the CAPCO Group--Perry Unit 1, Beaver Valley Unit 2 and Davis-Besse. These three units are in commercial operation. Cleveland Electric has responsibility for operating Perry Unit 1, Duquesne has responsibility for operating Beaver Valley Unit 2 and Toledo Edison has responsibility for operating Davis-Besse. Cleveland Electric and Toledo Edison own, respectively, 31.11% and 19.91% of Perry Unit 1, 24.47% and 1.65% of Beaver Valley Unit 2 and 51.38% and 48.62% of Davis-Besse. Cleveland Electric and Toledo Edison also lease, as joint lessees, an additional 18.26% of Beaver Valley Unit 2 as a result of a September 1987 sale and leaseback transaction (see Note 2).

Davis-Besse was placed in commercial operation in 1977, and its operating license expires in 2017. Perry Unit 1 and Beaver Valley Unit 2 were placed in commercial operation in 1987, and their operating licenses expire in 2026 and 2027, respectively.

In 1989, the PUCO approved nuclear plant performance standards for the Operating Companies based on rolling three-year industry averages of availability for pressurized water reactors and for boiling water reactors over the 1988-1998 period. Availability is the ratio of the number of hours a unit is available to generate electricity (whether or not the unit is operated) to the number of hours in the period, expressed as a percentage. The three-year availability averages of the Operating Companies' nuclear units are compared against the industry averages for the same three-year period with a resultant penalty or banked benefit. If the industry performance standards are not met, a penalty would be incurred which would require the Operating Companies to refund incremental replacement power costs to customers through the semiannual fuel cost rate adjustment. However, if the performance of the Operating Companies' nuclear units exceeds the industry standards, a banked benefit results which can be used to offset disallowances of incremental replacement power costs should future performance be below industry standards.

The relevant industry standards for the 1994-1996 period (as of August 31, 1996) are 81.5% for pressurized water reactors such as Davis-Besse and Beaver Valley Unit 2 and 78.2% for boiling water reactors such as Perry Unit 1. The 1994-1996 combined availability average for Davis-Besse and Beaver Valley Unit 2 was 87.7% and the availability average for Perry Unit 1 was 72.2%. At December 31, 1996, the total banked benefit for the Operating Companies is estimated to be between $34,000,000 and $37,000,000.

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

The most recent review periods and SALP review scores for Beaver Valley Unit 2, Perry Unit 1 and Davis-Besse are:

                     Beaver Valley Unit 2   Perry Unit 1     Davis-Besse
                     --------------------   ------------     -----------

SALP Review Period    6/4/95-9/28/96       1/8/95-9/14/96   1/22/95-1/18/97
Operations                    2                   2               2
Engineering                   2                   2               1
Maintenance                   1                   2               1
Plant Support                 2                   2               1

In 1980, Congress passed the Low-Level Radioactive Waste Policy Act which provides that the disposal of low-level radioactive waste is the responsibility of the state where such waste is generated. The Act encourages states to form compacts among themselves to develop regional disposal facilities. Failure by a state or compact to begin implementation of a program could result in access denial to the two facilities currently accepting low-level radioactive waste. Ohio is part of the Midwest Compact and has responsibility for siting and constructing a disposal facility. In June 1995, the Ohio legislature authorized the siting, construction and operation of a disposal facility. In addition, the South Carolina legislature voted to allow out-of-region generators (such as Centerior's nuclear units) to resume shipments of low-level radioactive waste to the Barnwell disposal facility. Nonetheless, the Operating Companies' ability to ship offsite in the future depends on whether the State of Ohio proceeds with the development of a low-level radioactive waste disposal facility. As an interim solution to disposal availability, the Operating Companies have constructed storage facilities to house the waste at each nuclear site.

Off-site disposal of spent nuclear fuel is unavailable, but the CAPCO Group companies have contracts with the DOE which provide for the future acceptance of spent fuel for disposal by the federal government. On December 17, 1996, the DOE notified the Operating Companies that it would be unable to begin acceptance of spent fuel for disposal by January 31, 1998 as mandated by Section 302(a)(5)(B) of the Nuclear Waste Policy Act (NWPA). As a result, the Operating Companies along with 35 other nuclear utilities and 46 state agencies have asked for federal court approval to stop payments into the Nuclear Waste Fund and for an order requiring DOE to take immediate action to comply with NWPA. On-site storage capacity at Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 should be sufficient through 2017, 2011 and 2013, respectively.

See Note 5(a) and "Outlook--Nuclear Operations" in Management's Financial Analysis contained under Item 7 of this Report for a discussion of potential risks facing Centerior and the Operating Companies as owners and lessees of nuclear generating units.

Competitive Conditions
----------------------

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

The Operating Companies face continuing competition from locations outside their service areas which are promoted by governmental and private agencies in attempts to influence potential and existing commercial and industrial customers to locate in their respective areas.

The Operating Companies also periodically compete with other producers of electricity for sales to electric utilities which are in the market for bulk power purchases. The Operating Companies have interconnections with other electric utilities (see "Item 2. Properties--General") and have a transmission system capable of transmitting ("wheeling") power between the Midwest and the East.

In the future, the Operating Companies will encounter an increasingly competitive environment as a result of the structural changes taking place in the electric utility industry. For a discussion of these changes, including open-access transmission, retail wheeling and stranded investment considerations, see "Outlook--Competition" in Management's Financial Analysis contained under Item 7 of this Report.

CLEVELAND ELECTRIC. Located within Cleveland Electric's service area are two municipally owned electric systems. Cleveland Electric supplies a small portion of those systems' power needs at wholesale rates.

One of those systems, CPP, is operated by the City of Cleveland in competition with Cleveland Electric. CPP is primarily an electric distribution system which currently supplies electric power in approximately 60% of the City's geographical area and to approximately 33% (about 72,000) of the electric consumers in the City--equal to about 10% of all customers served by Cleveland Electric. CPP's kilowatt-hour sales and revenues are equal to about 6% of Cleveland Electric's kilowatt-hour sales and revenues. Much of the area served by CPP overlaps that of Cleveland Electric. For all classes of customers, Cleveland Electric's rates are higher than CPP's rates due largely to CPP's exemption from taxation, the lower-cost financing available to CPP, the continued availability to CPP of lower cost power through short-term power purchases and CPP's access to cheaper governmental power.

Cleveland Electric makes power available to CPP on a wholesale basis, subject to FERC regulation. In 1996, Cleveland Electric directly and through AMP-Ohio provided a negligible amount of CPP's energy requirements. CPP's power is purchased from other sources and wheeled over Cleveland Electric's transmission system. In cases currently pending, the FERC has ruled that Cleveland Electric is obligated to provide an additional interconnection with CPP but has not ruled on the terms and conditions. Cleveland Electric has asked the FERC to reconsider its order to provide CPP with an additional interconnection. Also, the FERC has not ruled on Cleveland Electric's request for an increase in rates for power and services provided to CPP. Cleveland Electric believes that it is entitled to a higher level of compensation for the power and the services it provides because the rates currently paid by CPP do not adequately cover the cost of providing such power and services.

CPP has constructed new transmission and distribution facilities extending into eastern portions of Cleveland and plans to enhance its existing system in western portions of Cleveland. CPP's expansion has resulted in a reduction in Cleveland Electric's annual net income by about $7,000,000 in 1994, $8,000,000 in 1995 and $11,000,000 in 1996. Cleveland Electric estimates that its net income will continue to be reduced by an additional $1,000,000-$2,000,000 each year in the 1997-2001 period because of CPP's expansion, with the exception of 1997 when the reduction would be about $7,000,000 including the loss of Medical Center Co. as discussed below.

Despite CPP's expansion efforts, Cleveland Electric has been successful in retaining most of the large industrial and commercial customers in the expansion areas by providing economic incentives in exchange for sole-supplier contracts. During 1996, Cleveland Electric renewed and extended for as long as ten years contracts with many of its large industrial customers, including the five largest. Prior to these renewals, 61% of Cleveland Electric's industrial base rate (nonfuel) revenues under contract was scheduled for renewal before 1999. Following the renewals, only 18% of such revenues under contract is scheduled for renewal by 1999. At year-end 1996, 51% of Cleveland Electric's industrial base rate revenues was under long-term contracts. Also, in 1996, Cleveland Electric reached agreements to serve a number of large commercial customers in Cleveland, including some previously served by CPP. An increasing number of CPP customers are converting back to Cleveland Electric service. However, competition for such customers will continue.

In March 1995, one of Cleveland Electric's large commercial customers which has provided annual net income to Cleveland Electric and Centerior of $6,000,000, Medical Center Co., signed a five-year contract with CPP for electric service provided by another utility beginning in September 1996, when its contract with Cleveland Electric terminated. Cleveland Electric believes that the purchase of power by this customer is a direct purchase from another utility in violation of Ohio's certified territory statute. Being denied a rehearing on this matter by the PUCO, Cleveland Electric filed an appeal with the Ohio Supreme Court. In August 1996, the Court granted Cleveland Electric's request for rehearing and remanded the case back to the PUCO. Cleveland Electric also filed a petition with the FERC on the grounds that such a transaction is a violation of the Federal Power Act. However, in July 1996, the FERC ruled that the transaction does not violate such Act. On September 18, 1996, the FERC granted a rehearing to Cleveland Electric, which has agreed to begin providing the requested transmission service to CPP.

TOLEDO EDISON. Located wholly or partly within Toledo Edison's service area are six rural electric cooperatives, five of which are supplied with power, transmitted in some cases over Toledo Edison's facilities, by Buckeye Power, Inc. (an affiliate of a number of Ohio rural electric cooperatives) and the sixth is supplied by Toledo Edison.

Also located within Toledo Edison's service area are 16 municipally owned electric distribution systems, three of which are supplied by other electric systems. Toledo Edison provides a portion of the power purchased by the other 13 municipalities at wholesale rates through a contract with AMP-Ohio that expires in 2009. Rates under this agreement are permitted to increase annually to compensate for increased costs of operation. Less than 3% of Toledo Edison's total electric operating revenues in 1996 was derived from sales under the AMP-Ohio contract.

As does Cleveland Electric, Toledo Edison offers long-term contracts to large industrial customers who might otherwise consider changing power suppliers. During 1996, Toledo Edison renewed and extended from seven to ten years contracts with many of its large industrial customers, including the six largest. Prior to these renewals, 94% of Toledo Edison's industrial base rate (nonfuel) revenues under contract was scheduled for renewal before 1999. Following the renewals, only 19% of such revenues under contract is scheduled for renewal by 1999. At year-end 1996, 61% of Toledo Edison's industrial base rate revenues was under long-term contracts.

In October 1989, the City of Toledo established an Electric Franchise Review Committee to (i) study Toledo Edison's franchise agreement with the City to determine whether alternate energy sources may be utilized and (ii) investigate the feasibility of establishing a municipal electric system within the City of Toledo. In November 1993, the City approved a non-exclusive franchise with Toledo Edison which runs through the end of 1998. In October 1995, the Toledo City Council responded to a petition drive by appropriating funds to complete the Electric Franchise Review Committee's study on whether to create a municipal electric utility in the City of Toledo. The Committee is also expected to look into the aggregating of load to provide a conduit for retail wheeling to customers. A draft of the consultant's report in connection with this study states that, if Centerior Energy and Ohio Edison merge, a municipal system in Toledo could not compete with Toledo Edison because of the rate reductions contained in the rate reduction and economic development plan approved by the PUCO on January 30, 1997 (see Management's Financial Analysis under Item 7 of this Report and Note 15 for information on such plan). The consultant's draft report also states that, if the merger does not occur, a municipal system could be competitive with Toledo Edison in one portion of the City. However, errors have been found in the draft report which may change the content of the final consultant's report. The final report will be considered by the Electric Franchise Review Committee before making its recommendation to City Council later in 1997.

In January 1995, the City of Clyde, which operates its own municipal electric system, passed ordinances to force Toledo Edison to remove most of its equipment from within the City's borders and to prevent any residential and commercial customers within the City from obtaining service from Toledo Edison. The City subsequently asked the PUCO to authorize the removal of Toledo Edison equipment under the Miller Act. The Miller Act is an Ohio statute which provides that a utility cannot be required to withdraw or abandon its facilities and services in a city without a demonstration that such action is in the public interest and without the approval of the PUCO. Toledo Edison challenged the City of Clyde's Miller Act proceeding before the PUCO and filed an action in the Court of Appeals in Sandusky County, Ohio to challenge the City's ordinance prohibiting customers from using Toledo Edison service. The Court of Appeals denied Toledo Edison's challenge, and Toledo Edison appealed to the Ohio Supreme Court. In August 1996, the Supreme Court ruled that Toledo Edison can continue to serve customers who were customers prior to the establishment of the municipal system, but Clyde has the exclusive right to serve new customers. The PUCO had previously issued a ruling in April 1996 that Clyde cannot force Toledo Edison to abandon service within the City of Clyde. The ordinance that prevented Toledo Edison from serving customers in Clyde was repealed in an initiative ballot issue in November 1996. Toledo Edison currently serves approximately 345 customers within the City of Clyde.

In October 1995, Chase Brass terminated its service with Toledo Edison and began to receive its electric service from a consortium of four municipal electric systems and AMP-Ohio. Service is being provided over a transmission line owned by AMP-Ohio. Although the Ohio Constitution allows municipal electric systems to sell and deliver limited amounts of power outside their municipal boundaries, Toledo Edison has filed two lawsuits in Williams County (Ohio) Common Pleas Court against the four municipalities and AMP-Ohio contending, in part, that this arrangement violates the legal limits of such sales and that AMP-Ohio's system design for this transaction raises certain safety issues. North Western Electric Cooperative, whose certified territory is crossed by AMP-Ohio's transmission line, has also filed suit to challenge this transaction. The loss of Chase Brass as a customer reduced Centerior Energy's and Toledo Edison's annual net income by about $1,600,000 based on 1994 sales levels.
As yet, no ruling has been issued by the Williams County Common Pleas Court.

In addition, Chase Brass and other surrounding businesses and residences in Jefferson Township continue to seek incorporation as a municipality to be named the Village of Holiday City. The Williams County Board of Commissioners and the Williams County Court of Common Pleas issued an order permitting the area to be incorporated. Toledo Edison has appealed the Court's order to the Sixth District Court of Appeals, thereby staying the incorporation proceedings. The Court of Appeals ruled against Toledo Edison, finding a lack of standing. However, Toledo Edison has appealed to the Ohio Supreme Court, thereby staying the incorporation proceedings again.

If the incorporation is permitted, the municipality would be able to negotiate with other utilities for electric power. The other businesses in the proposed municipality previously terminated their service with Toledo Edison and are receiving electric service from the Village of Montpelier, one of the consortium now supplying Chase Brass.

Fuel Supply
-----------

Generation by type of fuel for 1996 was 68% coal-fired and 32% nuclear for Cleveland Electric; 48% coal-fired and 52% nuclear for Toledo Edison; and 61% coal-fired and 39% nuclear for the Centerior System.

COAL. In 1996, Cleveland Electric and Toledo Edison burned 5,922,000 tons and 2,061,000 tons of coal, respectively, for electric generation. Each utility normally maintains a reserve supply of coal sufficient for about 20 days of normal operations. On February 1, 1997, this reserve was about 20 days for plants operated by Cleveland Electric, 16 days for the plant operated by Toledo Edison and 35 days for the Mansfield Plant, which is operated by Pennsylvania Power.

In 1996, about 45% of Cleveland Electric's coal requirements were purchased under long-term contracts, with the longest remaining term being almost seven years. In most cases, these contracts provide for adjusting the price of the coal on the basis of changes in coal quality and mining costs. The sulfur content of the coal purchased under these contracts ranges from less than 1% to about 4%. Additionally, about 34% of Cleveland Electric's coal requirements were purchased under short-term contracts (nine to twelve-month terms) with price adjustments on the basis of coal quality. The sulfur content of the short-term contracts ranged from 1.5% to 1.9%. The balance of Cleveland Electric's coal was purchased on the spot market with sulfur content ranging from less than 1% to 4%.

In 1996, about 54% of Toledo Edison's coal requirements were purchased under long-term contracts, with the longest remaining term being almost four years. In most cases, these contracts provide for adjusting the price of the coal on the basis of changes in coal quality and mining costs. The sulfur content of the coal purchased under these contracts ranges from less than 1% to 4%. The balance of Toledo Edison's coal was purchased on the spot market with sulfur content from less than 1% to 4%.

On May 3, 1996, Cleveland Electric and Ohio Valley terminated their existing coal supply agreement, which was scheduled to continue until September 1997, and entered into a new coal supply agreement scheduled to expire in September 1997. Under the prior agreement, Cleveland Electric agreed to pay Ohio Valley certain amounts to cover Ohio Valley's costs, including amounts sufficient to service certain long-term debt and lease obligations incurred by Ohio Valley. Cleveland Electric also agreed to assume certain Ohio Valley costs and expenses, including mine closing costs, upon termination of that agreement. However, under the new agreement, the terms and conditions were revised whereby Cleveland Electric is only obligated to purchase and pay Ohio Valley for a specified tonnage of coal during the term of the agreement and has no responsibility for Ohio Valley's debt and lease obligations and other expenses, including mine closing costs.

The CAPCO Group companies, including the Operating Companies, have a long-term contract with Quarto and Consol for the supply of about 75%-85% of the annual coal needs of the Mansfield Plant. The contract is scheduled to run through at least the end of 1999, and the price of coal is adjustable to reflect changes in labor, materials, transportation and other costs. The CAPCO Group companies have guaranteed, severally and not jointly, the debt and lease obligations incurred by Quarto to develop, equip and operate two of the mines which supply the Mansfield Plant. At December 31, 1996, the total dollar amount of Quarto's debt and lease obligations guaranteed by Cleveland Electric was $19,150,000 and by Toledo Edison was $11,182,000. Centerior, Cleveland Electric and Toledo Edison expect that Quarto revenues from sales of coal to the CAPCO Group companies will continue to be sufficient for Quarto to meet its debt and lease obligations.

The Operating Companies' least cost plan for complying with the Clean Air Act Amendments, which was included in the agreement approved by the PUCO in February 1993 in connection with the Operating Companies' 1992 long-term forecast and updated in 1995 proceedings, calls for compliance either through the use of low-sulfur coal or the use of high sulfur-coal in combination with emission allowances.

NUCLEAR. The acquisition and utilization of nuclear fuel involves six distinct steps: (i) supply of uranium oxide raw material, (ii) conversion to uranium hexafluoride, (iii) enrichment, (iv) fabrication into fuel assemblies, (v) utilization as fuel in a nuclear reactor and (vi) storing or disposing of spent fuel. The Operating Companies have inventories of raw material sufficient to provide nuclear fuel through 1997 for the operation of their nuclear generating units and have contracts for fabrication services for all of that fuel. The CAPCO Group companies have a contract with the USEC which will supply the needed enrichment services for their nuclear units' fuel supply. However, the amount of enrichment services under the USEC contract varies by CAPCO Group company, with Cleveland Electric's and Toledo Edison's enrichment services reduced to 70% in 1997-1999 and reduced to 0% in 2000 and beyond. The additional required enrichment services are available. Substantial additional fuel will have to be obtained in the future over the remaining useful lives of the units. There is a plentiful supply of uranium oxide raw material to meet the industry's nuclear fuel needs.

OIL. The Operating Companies each have adequate supplies of fuel oil for their oil-fired electric generating units which are used primarily as reserve and peaking capacity.

          EXECUTIVE OFFICERS OF THE REGISTRANTS AND THE SERVICE COMPANY
          -------------------------------------------------------------

Set forth below are the names, ages as of March 15, 1997, and business experience during the past five years (effective dates of positions in parentheses) of the executive officers of Centerior Energy, the Service Company, Cleveland Electric and Toledo Edison. Positions currently held are designated with an asterisk (*).


                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company            Cleveland Electric        Toledo Edison
----                   ----------------     ---------------            ------------------        -------------

Robert J. Farling      *Chairman of the     *Chairman of the           *Chairman of the       *Chairman of the
(60)                      Board and Chief      Board and Chief            Board and Chief        Board and Chief
                          Executive Officer    Executive                  Executive Officer      Executive Officer
                          (March 1992)         Officer (March             (February 1989 to      (October 1988 to
                       *President              1992)                        April 1990; July       April 1990; July
                          (October 1988)    *President (July                1993)                  1993)
                                               1988)

Murray R. Edelman      *Executive Vice      *Executive Vice            *President             *Vice Chairman
(57)                      President            President;                 (November 1993)        (November 1993)
                          (July 1988)          President-                                        President (July 1988)
                                               Transmission,
                                               Services and
                                               Business Enterprises
                                               Groups (October 1995)
                                             Executive Vice
                                               President-
                                               Operations &
                                               Engineering
                                               (July 1993)
                                             Executive Vice
                                               President-Power
                                               Generation
                                               (April 1990)

                                     -21-

                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------

Fred J. Lange, Jr.     *Senior Vice         *Senior Vice         *Vice President      *President (November
(47)                     President            President;           (April 1990)         1993)
                          (July 1993)         President-                               Vice President (April
                        Senior Vice           Distribution Group                        1990)
                          President-Legal,    (October 1995)
                          Human & Corporate  Senior Vice
                          Affairs (March       President-Fossil &
                          1992)                Transmission and
                        Vice President-        Distribution
                          Legal & Corporate    Operations (July 1993)
                          Affairs (April     Senior Vice
                          1990)                President-Legal,
                                               Human & Corporate
                                               Affairs
                                               (March 1992)
                                             Vice President-
                                               Legal & Corporate
                                               Affairs (April 1990)



Gary R. Leidich        *Senior Vice         *Senior Vice         *Vice President      *Vice President
(46)                      President            President;          (October 1995)        (October 1995)
                          (October 1995)       President-Power    Vice President &     Vice President &
                        Vice President         Generation Group     Chief Financial      Chief Financial
                          (July 1993)          (October 1995)       Officer (July        Officer (July
                                             Vice President-         1993)               1995)
                                               Finance &
                                               Administration
                                               (July 1993)
                                             Director-Human
                                               Resources Dept.
                                               (August 1991)



                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------

Terrence G. Linnert    *Senior Vice         *Senior Vice         *Vice President &     *Vice President &
(50)                      President, Chief     President-           Chief Financial       Chief Financial
                          Financial Officer    Corporate            Officer               Officer
                          & General Counsel    Administration       (October 1995)        (October 1995)
                          (October 1995)       Group; Chief       Vice President        Vice President
                        Vice President         Financial Officer    (July 1993)            (July 1993)
                          (July 1993)          & General Counsel
                                               (October 1995)
                                             Vice President-
                                              Legal &
                                               Governmental
                                               Affairs and
                                               General Counsel
                                               (July 1993)
                                             Vice President-
                                               Legal and
                                               General Counsel
                                               (March 1992)
                                             General Counsel
                                               and Director-
                                               Legal Services
                                               Dept. (May 1990)

Jacquita K. Hauserman                       *Vice President-     *Vice President
(54)                                           Business Services    (November 1993)
                                               (October 1995)     Vice President-
                                             Vice President-        Administration
                                               Customer Support     (October 1988)
                                               (July 1993)
                                             Vice President-
                                               Customer Service
                                               & Community
                                               Affairs (April
                                               1990)

                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------


Jack A. Kline                                Director-Eastern     *Regional Vice
(53)                                           Sales Region          President-
                                               (November 1994)       Eastern
                                             Director-Cleveland      (October 1995)
                                               Marketing East
                                               (October 1993)
                                             Director-Cleveland
                                               Industrial Market-
                                               ing (July 1993)
                                             General Manager-
                                               Cleveland East
                                               Operations (May
                                               1990)


David L. Monseau                            *Vice President-
(56)                                           Distribution Serv-
                                               ices (October 1995)
                                             Vice President-
                                               Transmission &
                                               Distribution
                                               Operations
                                               (April 1990)

Lew W. Myers                                *Vice President-Nuclear-
(47)                                           Perry (September 1996)
                                             Houston Light & Power
                                               Plant Manager-South Texas
                                               Project Unit 1 (June 1993)
                                             Westinghouse Electric Corp.
                                               Start-up Mgr.-Savannah
                                               River Project (September 1992)
                                             Tennessee Valley Authority
                                               Plant Mgr.-Browns Ferry
                                               Nuclear Station (January 1990)

                             BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------

John E. Paganie                              Director-Human                             *Regional Vice President-
(50)                                           Resources                                   West (October 1995)
                                               (July 1993)
                                             General Manager-
                                               Cleveland West
                                               Operations
                                               (August 1991)


John P. Stetz                               *Senior Vice President-
(51)                                           Nuclear (June 1996)
                                             Vice President-
                                               Nuclear-Davis-Besse
                                               (July 1994)
                                             Northeast Utilities:
                                               Vice President-
                                                 Connecticut Yankee
                                                 Nuclear Power Station
                                                 (October 1993)
                                               Station Director-
                                                 Connecticut Yankee
                                                 Nuclear Power Station
                                                 (September 1990)


Stanley F. Szwed                            *Vice President-Engineering
(44)                                           & Planning (October 1995)
                                             Director-System Planning
                                               & Operations (July 1993)
                                             Director-System Planning
                                               (August 1991)



                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------

Al R. Temple                                *Vice President-
(51)                                           Sales & Marketing
                                               (February 1994)
                                             WMX Technologies, Inc.:
                                               Alliance Executive
                                                 (July 1992)
                                               Vice President/
                                                 General Manager,
                                                 Midwest Region
                                                 (April 1991)



David W. Whitehead                           Director-           *Regional Vice
(50)                                           Governmental         President-Central
                                               Affairs              (October 1995)
                                               (July 1993)
                                             General Counsel-
                                               Cleveland
                                               (September 1990)

John K. Wood                                *Vice President-                           General Manager-
(45)                                           Nuclear-Davis-Besse                       Davis-Besse (June 1993)
                                               (June 1996)                             Manager of Operations-
                                                                                         Davis-Besse
                                                                                         (November 1990)


E. Lyle Pepin          *Controller and      *Controller and      *Controller and      *Controller and
(55)                      Assistant            Assistant            Assistant            Assistant
                          Secretary            Secretary            Secretary            Secretary
                          (November 1994)      (November 1994)      (November 1994)      (November 1994)
                        Secretary            Secretary            Secretary            Secretary
                          (February 1986)      (April 1986)         (October 1988)       (October 1988)



                               BUSINESS EXPERIENCE

                       ---------------------------------------------------------------------------------
Name (Age)             Centerior Energy     Service Company      Cleveland Electric        Toledo Edison
----                   ----------------     ---------------      ------------------        -------------

David M. Blank         *Treasurer           *Treasurer           *Treasurer           *Treasurer
(48)                      (November 1994)      (November 1994)      (November 1994)      (November 1994)
                                             Director of
                                               Strategic Planning
                                               (October 1993)
                                             Director of Rates &
                                               Corporate Planning
                                               (May 1990)


Janis T. Percio        *Secretary           *Secretary           *Secretary           *Secretary
(44)                      (November 1994)      (November 1994)      (November 1994)      (November 1994)
                        Assistant            Assistant            Assistant            Assistant
                          Secretary            Secretary            Secretary            Secretary
                          (April 1986)         (April 1986)         (October 1982)       (April 1986)


All of the executive officers of Centerior Energy, the Service Company, Cleveland Electric and Toledo Edison are elected annually for a one-year term by the Board of Directors of Centerior, the Service Company, Cleveland Electric or Toledo Edison, as the case may be.

No family relationship exists among any of the executive officers and directors of any of the Centerior System companies.

Item 2.  Properties
-------------------

                                     GENERAL
                                     -------

The Centerior System
--------------------

The wholly owned, jointly owned and leased electric generating facilities of the Operating Companies in commercial operation as of February 14, 1997 provide the Centerior System with a net demonstrated capability of 6,208,000 kilowatts during the winter. These facilities include 18 fossil-fired steam electric generating units (3,562,000 kilowatts) at five generation stations; three nuclear generating units (1,856,000 kilowatts); two pumped-storage hydroelectric generating stations (651,000 kilowatts); seven combustion turbine generating units (135,000 kilowatts) and one diesel generator (4,000 kilowatts). In addition, one fossil-fired generating unit (245,000 kilowatts) is currently on cold standby status. Except for the lease of 300,000 kilowatts of pumped-storage hydroelectric capacity located in Michigan, all of the Centerior System's generating facilities are located in Ohio and Pennsylvania.

The Centerior System's net 60-minute peak load of its service area for 1996 was 5,679,000 kilowatts and occurred on August 7. The net seasonal capability at the time of the 1996 peak load was 5,873,000 kilowatts. The Centerior System's 1997 native peak load is forecasted to be 5,250,000 kilowatts, after demand-side management considerations. The net seasonal capability expected to be available to serve the Centerior System's 1997 peak is 6,138,000 kilowatts. Over the 1997-1999 period, Centerior Energy forecasts its capacity margins at the time of the projected Centerior System peak loads to range from 13% to 14.5%, excluding the capacity on cold standby.

Each Operating Company owns the electric transmission and distribution facilities located in its respective service area. Cleveland Electric and Toledo Edison are interconnected by 345 kV transmission facilities, some portions of which are owned and used by Ohio Edison. The Operating Companies have a long-term contract with the CAPCO Group companies, including Ohio Edison, relating to the use of these facilities. These interconnection facilities provide for the interchange of power between the two Operating Companies. The Centerior System is interconnected with Ohio Edison, Ohio Power, Penelec and Detroit Edison.

Cleveland Electric
------------------

The wholly owned, jointly owned and leased electric generating facilities of Cleveland Electric in commercial operation as of February 14, 1997 provide a net demonstrated capability of 4,076,000 kilowatts during the winter. These facilities include 14 fossil-fired steam electric generating units (2,637,000 kilowatts) at four generation stations; its share of three nuclear generating units (1,026,000 kilowatts); a 351,000 kilowatt share of the Seneca Plant; two combustion turbine generating units (58,000 kilowatts) and one diesel generator (4,000 kilowatts). In addition, one fossil-fired generating unit (245,000 kilowatts) is currently on cold standby status. All of Cleveland Electric's generating facilities are located in Ohio and Pennsylvania.

The net 60-minute peak load of Cleveland Electric's service area for 1996 was 3,938,000 kilowatts and occurred on August 7. The capacity resources available at the time of the 1996 peak were 3,922,000 kilowatts. Cleveland Electric's 1997 native peak load is forecasted to be 3,710,000 kilowatts, after demand-side management considerations. The capacity resources expected to be available to serve Cleveland Electric's 1997 peak total 4,187,000 kilowatts. Over the 1997-1999 period, Cleveland Electric forecasts its capacity margins at the time of its projected peak loads to range from 10% to 12%, excluding the capacity on cold standby.

Cleveland Electric owns the facilities located in the area it serves for transmitting and distributing power to all its customers. Cleveland Electric has interconnections with Ohio Edison, Ohio Power and Penelec. The interconnections with Ohio Edison provide for the interchange of electric power with the other CAPCO Group companies and for transmission of power from the tenant-in-common owned or leased CAPCO Group generating units as well as for the interchange of power with Toledo Edison. The interconnection with Penelec provides for transmission of power from Cleveland Electric's share of the Seneca Plant. In addition, these interconnections provide the means for the interchange of electric power with other utilities.

Cleveland Electric has interconnections with each of the municipal systems operating within its service area.

Toledo Edison
-------------

The wholly owned, jointly owned and leased electric generating facilities of Toledo Edison in commercial operation as of February 14, 1997 provide a net demonstrated capability of 2,132,000 kilowatts during the winter. These facilities include six fossil-fired steam electric generating units (925,000 kilowatts) at two generation stations; its share of three nuclear generating units (830,000 kilowatts); leased capacity from a pumped-storage hydroelectric generating station (300,000 kilowatts) and five combustion turbine generating units (77,000 kilowatts). Except for the lease of 300,000 kilowatts of pumped-storage hydroelectric capacity located in Michigan, all of Toledo Edison's generating facilities are located in Ohio and Pennsylvania.

The net 60-minute peak load of Toledo Edison's service area for 1996 was 1,758,000 kilowatts and occurred on August 7. The capacity resources available at the time of the 1996 peak were 1,951,000 kilowatts. Toledo Edison's 1997 native peak load is forecasted to be 1,570,000 kilowatts, after demand-side management considerations. The capacity resources expected to be available to serve Toledo Edison's 1997 peak total 1,951,000 kilowatts. Over the 1997-1999 period, Toledo Edison forecasts its capacity margins at the time of its projected peak loads to range from 18% to 19.5%.

Toledo Edison owns the facilities located in the area it serves for transmitting and distributing power to all its customers. Toledo Edison has interconnections with Ohio Edison, Ohio Power and Detroit Edison. The interconnection with Ohio Edison provides for the interchange of electric power with the other CAPCO Group companies and for transmission of power from the tenant-in-common owned or leased CAPCO Group generating units as well as for the interchange of power with Cleveland Electric. In addition, these interconnections provide the means for the interchange of electric power with other utilities.

Toledo Edison has interconnections with each of the municipal systems operating within its service area.

                                TITLE TO PROPERTY
                                -----------------

The generation plants and other principal facilities of the Operating Companies are located on land owned in fee by them, except as follows:

(1) Cleveland Electric and Toledo Edison lease from others undivided 6.5%, 45.9% and 44.38% tenant-in-common interests in Units 1, 2 and 3, respectively, of the Mansfield Plant located in Shippingport, Pennsylvania, and an 18.26% undivided tenant-in-common interest in Beaver Valley Unit 2 located in Shippingport, Pennsylvania. These leases extend through 2017 and are the result of sale and leaseback transactions completed in September 1987. Cleveland Electric and Toledo Edison own another 24.47% interest and 1.65% interest, respectively, in Beaver Valley Unit 2 as a tenant-in-common. Cleveland Electric and Toledo Edison continue to own as a tenant-in-common the land upon which the Mansfield Plant and Beaver Valley Unit 2 are located, but have leased to others certain portions of that land relating to the above-mentioned generating unit leases.

(2) Most of the facilities of Cleveland Electric's Lake Shore Plant are situated on artificially filled land, extending beyond the natural shore-line of Lake Erie as it existed in 1910. As of December 31, 1996, the cost of Cleveland Electric's facilities, other than water intake and discharge facilities, located on such artificially filled land aggregated approximately $97,081,000. Title to land under the water of Lake Erie within the territorial limits of Ohio (including artificially filled land) is in the State of Ohio in trust for the people of the State for the public uses to which it may be adapted, subject to the powers of the United States, the public rights of navigation, water commerce and fishery and the rights of upland owners to wharf out or fill to make use of the water. The State is required by statute, after appropriate pro-ceedings, to grant a lease to an upland owner, such as Cleveland Elec-tric, which erected and maintained facilities on such filled land prior to October 13, 1955. Cleveland Electric does not have such a lease from the State with respect to the artificially filled land on which its Lake

     Shore Plant facilities are located, but Cleveland Electric's position, on advice of counsel for Cleveland Electric, is that its facilities and occupancy may not be disturbed because they do not interfere with the free flow of commerce in navigable channels and constitute (at least in part) and are on land filled pursuant to the exercise by it of its property rights as owner of the land above the shoreline adjacent to the filled land. Cleveland Electric holds permits, under federal statutes relating to navigation, to occupy such artificially filled land.

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

The fee titles which Cleveland Electric and Toledo Edison acquire as tenant-in-common owners, and the leasehold interests they have as joint lessees, of certain generating units do not include the right to require a partition or sale for division of proceeds of the units without the concurrence of all the other owners and their respective mortgage trustees and the trustees under Cleveland Electric's and Toledo Edison's mortgages. As discussed under "Item 1. Business--CAPCO Group", Duquesne is attempting to partition its interest in Eastlake Unit 5.

Item 3.  Legal Proceedings
--------------------------

PROCEEDINGS REGARDING AN ATTEMPT BY THE CITY OF CLYDE, OHIO TO REMOVE TOLEDO EDISON. See "Item 1. Business--Operations--Competitive Conditions--Toledo Edison".

CITY OF CLEVELAND LAWSUIT. On August 5, 1996, the City of Cleveland filed with the Court of Common Pleas of Cuyahoga County a complaint against Cleveland Electric seeking an order requiring Cleveland Electric to remove certain lamp posts, street lights and/or utility poles and assessing penalties for failure to take such action. Cleveland Electric has filed a motion to dismiss the complaint for lack of jurisdiction, which motion is decisional.

DUQUESNE LAWSUIT.  See "Item 1. Business--CAPCO Group".

PROCEEDINGS BEFORE THE PUCO AND THE FERC REGARDING THE ELECTRIC SERVICE CONTRACT BETWEEN CPP AND MEDICAL CENTER CO. See "Item 1.
Business--Operations--Competitive Conditions--Cleveland Electric".

PROCEEDINGS BEFORE WILLIAMS COUNTY (OHIO) COMMON PLEAS COURT RELATING TO ELECTRIC SERVICE BEING PROVIDED TO CHASE BRASS BY FOUR MUNICIPALS AND AMP-OHIO. See "Item 1. Business--Operations--Competitive Conditions--Toledo Edison".

ITEM 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------
             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON
             ------------------------------------------------------

During the quarter ended December 31, 1996, no matters were submitted to a vote of security-holders.

                                     PART II
                                     -------

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The information regarding common stock prices and number of share owners required by this Item is not applicable to Cleveland Electric or Toledo Edison because all of their common stock is held solely by Centerior Energy.

Market Information
------------------

Centerior Energy's common stock is traded on the New York, Chicago and Pacific Stock Exchanges. The quarterly high and low prices of Centerior common stock (as reported on the composite tape) in 1995 and 1996 were as follows:


                                 1995                        1996
                                 ----                        ----

                           High        Low             High        Low
                           ----        ---             ----        ---

     1st Quarter          $10         $ 8-11/16       $ 9-5/8     $ 7-5/8
     2nd Quarter            9-7/8       8-5/8           8           6-3/4
     3rd Quarter           11           9-1/2           9-1/2       6-3/4
     4th Quarter           11-1/4       8-1/2          10-3/4       9-1/8


Share Owners
------------

As of March 3, 1997, Centerior Energy had 121,136 common stock share owners of record.

Dividends
---------

See Note 11(b) for discussions of equity distribution restrictions affecting Cleveland Electric and Toledo Edison and Note 14 to Centerior's Financial Statements for Centerior's quarterly dividend payments in the last two years. Subject to applicable legal restrictions, future dividend action by Centerior's Board of Directors will continue to be decided on a quarter-to-quarter basis after the evaluation of financial results, potential earning capacity and cash flow.

At December 31, 1996, Centerior Energy had a retained earnings deficit of $334 million and capital surplus of $1.964 billion, resulting in an overall surplus of $1.63 billion that was available to pay dividends under Ohio law. Any current period earnings in 1997 will increase surplus under Ohio law.

Dividends paid in 1996 on each of the Operating Companies' outstanding series of preferred stock were fully taxable.

Item 6.  Selected Financial Data
--------------------------------

                                CENTERIOR ENERGY
                                ----------------

The information required by this Item is contained on Pages F-29 and F-30 attached hereto.

                               CLEVELAND ELECTRIC
                               ------------------

The information required by this Item is contained on Pages F-56 and F-57 attached hereto.

                                  TOLEDO EDISON
                                  -------------

The information required by this Item is contained on Pages F-84 and F-85 attached hereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

                                CENTERIOR ENERGY
                                ----------------

The information required by this Item is contained on Pages F-2 through F-8 attached hereto.

                               CLEVELAND ELECTRIC
                               ------------------

The information required by this Item is contained on Pages F-31 through F-37 attached hereto.


                                  TOLEDO EDISON
                                  -------------

The information required by this Item is contained on Pages F-59 through F-65 attached hereto.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                CENTERIOR ENERGY
                                ----------------

The information required by this Item is contained on Pages F-9 through F-28 attached hereto.

                               CLEVELAND ELECTRIC
                               ------------------

The information required by this Item is contained on Pages F-38 through F-55 attached hereto.

                                  TOLEDO EDISON
                                  -------------

The information required by this Item is contained on Pages F-66 through F-83 attached hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON
             ------------------------------------------------------

                                      None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrants
-------------------------------------------------------------

                                CENTERIOR ENERGY
                                ----------------

The information required by this Item for Centerior regarding directors is incorporated herein by reference to Pages 4 through 7 and Page 13 of Centerior's definitive proxy statement dated April 3, 1997. Reference is also made to "Executive Officers of the Registrants and the Service Company" in Part I of this Report for information regarding the executive officers of Centerior Energy.

                               CLEVELAND ELECTRIC
                               ------------------

Set forth below are the name and other directorships held, if any, of each director of Cleveland Electric. The year in which the director was first elected to Cleveland Electric's Board of Directors is set forth in parenthesis. Reference is made to "Executive Officers of the Registrants and the Service Company" in Part I of this Report for information regarding the directors and executive officers of Cleveland Electric. The directors received no remuneration in their capacity as directors.

Robert J. Farling*
-----------------
Mr. Farling is a director of National City Bank.  (1986)

Murray R. Edelman
-----------------
Mr. Edelman is a director of KeyBank National Association.  (1993)

Fred J. Lange, Jr.
------------------
(1993)

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

Robert J. Farling*
------------------
Mr. Farling is a director of National City Bank.  (1988)

Murray R. Edelman
-----------------
Mr. Edelman is a director of KeyBank National Association.  (1993)

Fred J. Lange, Jr.
------------------
(1993)

*Also a director of Centerior Energy and the Service Company.

Item 11.  Executive Compensation
--------------------------------

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON
             ------------------------------------------------------

The information required by this Item for Centerior is incorporated herein by reference to the information concerning compensation of directors on Page 8 and the information concerning compensation of executive officers, stock option transactions, long-term incentive awards and pension benefits on Pages 18 through 22 of Centerior's definitive proxy statement dated April 3, 1997. The named executive officers for Centerior are included for Cleveland Electric and Toledo Edison regardless of whether they were officers of Cleveland Electric or Toledo Edison because they were key policymakers for the Centerior System in 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

                                CENTERIOR ENERGY
                                ----------------


The information required by this Item is incorporated herein by reference to Pages 11 and 12 of Centerior's definitive proxy statement dated April 3, 1997.


                               CLEVELAND ELECTRIC
                               ------------------

Individual directors of Cleveland Electric, the named executive officers and all directors and executive officers of Cleveland Electric as a group beneficially owned the following number of shares of Centerior common stock as of March 12, 1997:



Name of Beneficial                        Number of Common
      Owner                               Shares Owned (1)
------------------                        ----------------

Robert J. Farling                           139,531 (2)
Murray R. Edelman                            62,010 (2)
Fred J. Lange, Jr.                           45,916 (2)
Al R. Temple                                 14,700 (2)
John P. Stetz                                14,310 (2)
Donald C. Shelton                            54,503 (2)
All directors and executive
  officers as a group (14 individuals)      473,171 (2)


(1) Beneficially owned shares include any shares with respect to which voting or investment power is attributed to a director or executive officer because of joint or fiduciary ownership of the shares or relationship to the record owner, such as a spouse, even though the director or executive officer does not consider himself or herself the beneficial owner. On March 12, 1997, all directors and executive officers of Cleveland Electric as a group were considered to own beneficially 0.3% of Centerior's common stock and none of Cleveland Electric's serial preferred stock. Certain individuals disclaim beneficial ownership of some of those shares.





(2) Includes the following numbers of shares which are not owned but could have been purchased within 60 days after March 12, 1997 upon exercise of options to purchase shares of Centerior common stock: Mr. Farling - 63,750; Mr. Edelman - 37,500; Mr. Lange - 31,000; Mr. Temple - 9,300; Mr. Stetz - 8,800;
    Mr. Shelton - 48,600; and all directors and executive officers as a group - 282,500. None of those options have been exercised as of March 20, 1997.


                                  TOLEDO EDISON
                                  -------------

Individual directors of Toledo Edison, the named executive officers and all directors and executive officers of Toledo Edison as a group beneficially owned the following number of shares of Centerior common stock as of March 12, 1997:


Name of Beneficial                        Number of Common
      Owner                               Shares Owned (1)
------------------                        ----------------

Robert J. Farling                           139,531 (2)
Murray R. Edelman                            62,010 (2)
Fred J. Lange, Jr.                           45,916 (2)
Al R. Temple                                 14,700 (2)
John P. Stetz                                14,310 (2)
Donald C. Shelton                            54,503 (2)
All directors and executive
  officers as a group (12 individuals)      442,315 (2)

(1) Beneficially owned shares include any shares with respect to which voting or investment power is attributed to a director or executive officer because of joint or fiduciary ownership of the shares or relationship to the record owner, such as a spouse, even though the director or executive officer does not consider himself or herself the beneficial owner. On March 12, 1997, all directors and executive officers of Toledo Edison as a group were considered to own beneficially 0.3% of Centerior's common stock and none of Toledo Edison's cumulative preferred stock. Certain individuals disclaim beneficial ownership of some of those shares.

(2) Includes the following numbers of shares which are not owned but could have been purchased within 60 days after March 12, 1997 upon exercise of options to purchase shares of Centerior common stock: Mr. Farling - 63,750; Mr. Edelman - 37,500; Mr. Lange - 31,000; Mr. Temple - 9,300; Mr. Stetz - 8,800;
    Mr. Shelton - 48,600 and all other executive officers as a group - 268,700. None of those options have been exercised as of March 20, 1997.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

             CENTERIOR ENERGY, CLEVELAND ELECTRIC AND TOLEDO EDISON
             ------------------------------------------------------

                                      None.

                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents Filed as a Part of the Report
     ---------------------------------------

     1.  Financial Statements:
         ---------------------

         Financial Statements for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Index to Selected Financial Data; Management's Discussion and Analysis of Financial Condition and Results of Operations; and Financial Statements. See Page F-1.

     2.  Financial Statement Schedules:
         ------------------------------

         Financial Statement Schedules for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Index to Schedules. See Page S-1.

     3.  Combined Pro Forma Condensed Financial Statements (Unaudited):
         --------------------------------------------------------------

         Combined Pro Forma Condensed Financial Statements (unaudited) for Cleveland Electric and Toledo Edison related to their pending merger. See Pages P-1 to P-4.

     4.  Exhibits:
         ---------

         Exhibits for Centerior Energy, Cleveland Electric and Toledo Edison are listed in the Exhibit Index. See Page E-1.

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended December 31, 1996, Centerior Energy, Cleveland Electric and Toledo Edison did not file any Current Reports on Form 8-K.

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

                                  CENTERIOR ENERGY CORPORATION
                                  ----------------------------
                                  Registrant

March 27, 1997                    By J. T. PERCIO
                                     -----------------
                                     J. T. Percio, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                         Title                       Date
     ---------                         -----                       ----

Principal Executive Officer:                             )
*ROBERT J. FARLING                Chairman of the Board, )
                                    President and Chief  )
                                    Executive Officer    )
Principal Financial Officer:                             )
*TERRENCE G. LINNERT              Senior Vice President, )
                                    Chief Financial      )
                                    Officer and General  )
                                    Counsel              )
Principal Accounting Officer:
*E. LYLE PEPIN                    Controller             )

Directors:                                               )
*RICHARD P. ANDERSON              Director               )
*ALBERT C. BERSTICKER             Director               )
*THOMAS A. COMMES                 Director               )    March 27, 1997
*WILLIAM F. CONWAY                Director               )
*WAYNE R. EMBRY                   Director               )
*ROBERT J. FARLING                Director               )
*RICHARD A. MILLER                Director               )
*FRANK E. MOSIER                  Director               )
*SR. MARY MARTHE REINHARD, SND    Director               )
*ROBERT C. SAVAGE                 Director               )
*WILLIAM J. WILLIAMS              Director               )

*By J. T. PERCIO
   -------------------------------
    J. T. Percio, Attorney-in-Fact

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

                                  THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
                                  -------------------------------------------
                                  Registrant

March 27, 1997                    By J. T. PERCIO
                                     ------------------
                                     J. T. Percio, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                         Title                       Date
     ---------                         -----                       ----

Principal Executive Officer:                             )

*ROBERT J. FARLING                Chairman of the Board  )
                                    and Chief Executive  )
                                    Officer              )

Principal Financial Officer:                             )

*TERRENCE G. LINNERT              Vice President and     )
                                    Chief Financial      )    March 27, 1997
                                    Officer              )

Principal Accounting Officer:                            )

*E. LYLE PEPIN                    Controller             )

Directors:                                               )

*ROBERT J. FARLING                Director               )

*MURRAY R. EDELMAN                Director               )

*FRED J. LANGE, JR.               Director               )






*By J. T. PERCIO
   -------------------------------
    J. T. Percio, Attorney-in-Fact

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

                                  THE TOLEDO EDISON COMPANY
                                  -------------------------
                                  Registrant

March 27, 1997                    By J. T. PERCIO
                                     -----------------------
                                     J. T. Percio, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

     Signature                         Title                       Date
     ---------                         -----                       ----

Principal Executive Officer:                             )

*ROBERT J. FARLING                Chairman of the Board  )
                                    and Chief Executive  )
                                    Officer              )

Principal Financial Officer:                             )

*TERRENCE G. LINNERT              Vice President and     )
                                    Chief Financial      )
                                    Officer              )

Principal Accounting Officer:                            )    March 27, 1997

*E. LYLE PEPIN                    Controller             )

Directors:                                               )

*ROBERT J. FARLING                Director               )

*MURRAY R. EDELMAN                Director               )

*FRED J. LANGE, JR.               Director               )






*By J. T. PERCIO
    -------------------------------
    J. T. Percio, Attorney-in-Fact

                                    INDEX TO
                                    --------
                SELECTED FINANCIAL DATA; MANAGEMENT'S DISCUSSION
                ------------------------------------------------
               AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               --------------------------------------------------
                      OPERATIONS; AND FINANCIAL STATEMENTS
                      ------------------------------------


                                                                        Page
                                                                        ----
Centerior Energy Corporation and Subsidiaries:
----------------------------------------------

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-2
Report of Independent Public Accountants . . . . . . . . . . . . .      F-9
Income Statement for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-10
Retained Earnings for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-10
Balance Sheet as of December 31, 1996 and 1995 . . . . . . . . . .      F-12
Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  .      F-14
Statement of Capitalization at December 31, 1996 and 1995 . . . .       F-15
Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-18
Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-29

The Cleveland Electric Illuminating Company and Subsidiaries:
-------------------------------------------------------------

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-31
Report of Independent Public Accountants . . . . . . . . . . . . .      F-38
Income Statement for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-39
Retained Earnings for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-39
Balance Sheet as of December 31, 1996 and 1995 . . . . . . . . . .      F-40
Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  .      F-42
Statement of Capitalization at December 31, 1996 and 1995 . . . .       F-43
Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-45
Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-56

The Toledo Edison Company:
--------------------------

Management's Financial Analysis  . . . . . . . . . . . . . . . . .      F-59
Report of Independent Public Accountants . . . . . . . . . . . . .      F-66
Income Statement for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-67
Retained Earnings for the Years Ended December 31, 1996, 1995
and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      F-67
Balance Sheet as of December 31, 1996 and 1995 . . . . . . . . . .      F-68
Cash Flows for the Years Ended December 31, 1996, 1995 and 1994  .      F-70
Statement of Capitalization at December 31, 1996 and 1995 . . . .       F-71
Notes to the Financial Statements  . . . . . . . . . . . . . . . .      F-73
Financial and Statistical Review . . . . . . . . . . . . . . . . .      F-84

MANAGEMENT'S FINANCIAL ANALYSIS

OUTLOOK

STRATEGIC PLAN

In early 1994, we created a strategic plan to achieve the twin goals of strengthening our financial condition and improving our competitive position. To meet these goals, we seek to maximize share owner return, achieve profitable revenue growth, become a leader in customer satisfaction, build a winning employee team and attain increasingly competitive supply costs. During 1996, the third year of the eight-year plan, we made strong gains toward reaching some plan objectives but need significant improvement on others.

A major step taken to reach the twin goals was our agreement to merge with Ohio Edison Company (Ohio Edison) to form a new holding company called FirstEnergy Corp. (FirstEnergy). The proposed merger, combined with good operating performance, our successful price increase and the accelerated paydown of debt, resulted in a significant stock price gain, such that the total return to our common stock share owners during 1996 was 33%. The merger is expected to better position both companies to meet coming competitive challenges.

Revenue growth is a key objective of our plan, from pricing actions as well as market expansion.

In April 1996, The Public Utilities Commission of Ohio (PUCO) approved in full the $119 million price increases requested by our subsidiaries, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison) (collectively, the Operating Companies). The primary purpose of the increases was to provide additional revenues to recover all the costs of providing electric service, including deferred costs, and provide a fair return to our common stock share owners. The additional revenues also provided cash to accelerate the redemption of debt and preferred stock.

Kilowatt-hour sales to retail customers were virtually unchanged compared to 1995 results, while wholesale sales increased by 6.8% from 1995 as a result of the good availability of our generating units and a more aggressive bulk power marketing effort. Adjusted for weather, however, kilowatt-hour sales to residential and commercial customers increased by 1% and 1.7%, respectively, from 1995.

Another key element of our revenue strategy is to offer long-term contracts to large industrial customers who might otherwise consider changing power suppliers. During 1996, we renewed and extended for as long as ten years contracts with many of our large industrial customers, including the six largest. While this strategy has resulted in lower prices for these customers, in the long run, it is expected to maximize share owner value by retaining our customer base in a changing industry. Prior to these renewals, 69% of our industrial base rate (nonfuel) revenues under contract was scheduled for renewal before 1999. Following the renewals, the comparable percentage is 19%. At year-end 1996, 54% of our industrial base rate revenues was under long-term contracts.

Northwest Ohio is recognized as one of the nation's leading areas in job creation and economic growth. New and expanded operations at businesses such as Delafoil/Phillips and Alcoa, as well as the development surrounding a new, major North Star BHP Steel facility, are adding to our opportunities for revenue growth. In 1996, we gained commitments on 47 economic development projects, representing almost $11 million in new and retained annual base rate revenues and nearly 7,000 new and retained jobs for Northern Ohio.

Under the strategic plan, we are structured in six strategic business groups to better focus on our competitiveness. During 1996, we reduced employment from about 6,800 to 6,200, below our goal of 6,300. Further reduction in our work force to about 5,800 is planned by year-end 1997. We also plan to reduce expenditures for operation and maintenance activities (exclusive of fuel and purchased power expenses) and capital projects from $954 million in 1996 to approximately $900 million in 1997 by continuing to streamline operations. We will continue to reduce our unit cost of fuel used for generating electricity, while safely improving the operating performance of our generation facilities.

Reducing fixed financing costs is another primary objective in strengthening our financial and competitive position. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases (partially offset by the new accounts receivable securitization) by $227 million. See Notes 1(i) and
2. Interest expense and preferred dividends dropped $26 million. In the last three years, fixed obligations were reduced by $523 million which is ahead of the schedule in our strategic plan to reduce these obligations by $1.3 billion by 2001.

In 1996, we reported earnings per common share of $.82 compared to $1.49 in 1995. The reported decrease masks a $.05 per share increase in basic earnings from operations and a significant improvement in the quality of reported earnings. The decline in reported earnings is primarily attributable to the delay in implementing our price increase until late April, while we began at the end of 1995 to charge earnings for operating expenses and amortization of deferrals which the price increase was designed to recover. The price increase contributed approximately $47 million after tax, or $.32 per share, more cash to our earnings in 1996. In addition, 1996 results included noncash charges against earnings of $22 million after tax, or $.15 per share, for the disposition of inventory and write-down of inactive production facilities. The full benefit of our $119 million price increase, substantial reductions in operation and maintenance expenses and a continuing decline in interest charges are expected to result in improvement in earnings and cash flow from operations in 1997.

[Centerior Energy]                                            [Centerior Energy]

PENDING MERGER WITH OHIO EDISON

On September 16, 1996, we announced the merger with Ohio Edison in a stock-for-stock transaction. Our share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned, while Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned. FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles.

We believe that the merger will create a company that is better positioned to compete in the electric utility industry than either we or Ohio Edison could on a stand-alone basis, enhancing long-term share owner value and providing customers with reliable service at more stable and competitive prices.

The combination of Centerior Energy and Ohio Edison is a natural alliance of two companies with adjoining service areas who already share many major generating units. FirstEnergy expects to reduce costs, maximize efficiencies and increase management flexibility in order to enhance revenues, cash flows and earnings and be a more effective competitor in the increasingly competitive electric utility industry.

FirstEnergy anticipates the merger will result in net savings for the combined companies of approximately $1 billion over ten years, in addition to the impact of cost reduction programs underway at both companies. The additional savings, which we believe could not be achieved without the merger, will result primarily from the reduction of duplicative functions and positions, joint dispatch of generating facilities and procurement efficiencies. We expect reductions in labor costs to comprise slightly over half the estimated savings. In addition, FirstEnergy expects to reduce system-wide debt by at least $2.5 billion through the year 2000, yielding additional long-term savings in the form of lower interest expense.

The Operating Companies' share of the $1 billion of savings will permit them to reduce prices to their customers as discussed below under FirstEnergy Rate Plan. Absent the merger, the Operating Companies plan to achieve savings as well, but at a lower level, which is expected to allow prices to be frozen at current levels until at least 2002 despite inflationary pressures.

Ohio Edison currently has an indicated annual common stock dividend of $1.50 per share and Centerior Energy currently has an indicated annual common stock dividend of $.80 per share. FirstEnergy expects that its dividend at the time of consummation of the merger will be at least equivalent to an indicated annual dividend of $1.50 per share of Ohio Edison common stock and $.7875 per share of Centerior Energy common stock. Dividend action by Centerior Energy prior to the merger and dividend action by FirstEnergy after such time will be determined by their respective Boards of Directors. The merger agreement limits the indicated annual dividends prior to the merger to $.80 per share of Centerior Energy common stock and $1.60 per share of Ohio Edison common stock. See Capital Resources and Liquidity-Liquidity below.

Various aspects of the merger are subject to the approval of the Federal Energy Regulatory Commission (FERC) and other regulatory authorities. Common stock share owners of Centerior Energy and Ohio Edison are expected to vote on approval of the merger agreement on March 27, 1997. The merger must be approved by the affirmative votes of the share owners of at least two-thirds of the outstanding shares of Ohio Edison common stock and a majority of the outstanding shares of Centerior Energy common stock. The merger is expected to be ef-fective in late 1997.

FIRSTENERGY RATE PLAN

On January 30, 1997, the PUCO approved a Rate Reduction and Economic Development Plan (Plan) for the Operating Companies to be effective upon the consummation of the merger. The Plan would be null and void if the merger is not consummated. The rate order granting the April 1996 price increase will remain in full force and effect during the pendency of the merger or if the merger is not consummated.

The Plan calls for a base rate freeze through 2005 (except to comply with any significant changes in environmental, regulatory or tax laws), followed by an immediate $310 million (which represents a decrease of approximately 15% from current levels) base rate reduction in 2006; interim reductions beginning seven months after consummation of the merger of $3 per month increasing to $5 per month per residential customer by July 1, 2001; $105 million for economic development and energy efficiency programs; earnings caps for regulatory purposes for the Operating Companies; a commitment by FirstEnergy for a reduction, for regulatory accounting purposes, in nuclear and regulatory assets by the end of 2005 of at least $2 billion more than it otherwise would be, through revaluing facilities or accelerating depreciation and amortization; and a freeze in fuel cost factors until December 31, 2005, subject to PUCO review at year-end 2002 and annual inflation adjustments. The Plan permits the Operating Companies to dispose of generating assets subject to notice and possible PUCO approval, and to enter into associated power purchase arrangements.

Total price savings for the Operating Companies' customers of about $391 million are anticipated over the term of the Plan, as summarized below, excluding potential economic development benefits and assuming that the merger takes place on December 31, 1997.

[Centerior Energy]                                            [Centerior Energy]


Year                         Amount
----                      ------------
                          (millions of
                             dollars)
1998                          $ 21
1999                            37
2000                            43
2001                            54
2002                            59
2003                            59
2004                            59
2005                            59
                              ----
    Total                     $391
                              ====

Under the Plan's earnings cap, the Operating Companies will be permitted to earn up to an 11.5% return on common stock equity for regulatory purposes during calendar years prior to 2000, 12% during calendar years 2000 and 2001, and 12.59% during calendar years 2001 through 2005. The regulatory return on equity is generally expected to be lower than the return on equity calculated for financial reporting purposes due to the calculation methodology defined by the Plan and, as discussed in the next paragraph, anticipated differences in accounting for the Plan for financial reporting versus regulatory purposes. If for any calendar year the regulatory return on equity exceeds the specified level, the excess will be credited to customers, first through a reduction in Percentage of Income Payment Plan (PIPP) arrearages and then as a credit to base rates. PIPP is a deferred payment program for low-income residential customers.

The Plan requires, for regulatory purposes, a revaluation of or an accelerated reduction in the Operating Companies' investment in nuclear plant and certain regulatory assets (excluding amounts due from customers for future federal income taxes) by at least $2 billion by the end of 2005. Only a portion of the $2 billion of accelerated costs is expected to be charged against earnings for financial reporting purposes by 2005.

FirstEnergy believes that the Plan will not provide for the full recovery of costs and a fair return on investment associated with the Operating Companies' nuclear operations. Pursuant to the PUCO's order, FirstEnergy is required to submit to the PUCO staff the regulatory accounting and cost recovery details for implementing the Plan. After approval of such details by the PUCO staff, FirstEnergy expects that the Operating Companies will discontinue the application of Statement of Financial Accounting Standards (SFAS) 71 for their nuclear operations if and when consummation of the merger becomes probable. The remainder of their business is expected to continue to comply with the provisions of SFAS 71. At the time the merger is probable, the Operating Companies would be required to write off certain of their regulatory assets for financial reporting purposes. The write-off amounts would be determined at that time. FirstEnergy estimates the write-off will be approximately $750 million. Under the Plan, some or all of this write-off cannot be applied toward the $2 billion regulatory commitment discussed above. For financial reporting purposes, nuclear generating units are not expected to be impaired. If events cause one or both Operating Companies to conclude they no longer meet the criteria for applying SFAS 71 for the remainder of their business, they would be required to write off their remaining regulatory assets and measure all other assets for impairment. For a discussion of the criteria for complying with SFAS 71, see
Note 7(a).

APRIL 1996 RATE ORDER

In its April 1996 order, the PUCO granted price increases totaling $119 million in annualized revenues to the Operating Companies. The Operating Companies intend to freeze rates at existing levels until at least 2002, although they are not precluded from requesting further price increases. In the order, the PUCO provided for recovery of all regulatory assets in the approved rates, and the Operating Companies continue to comply with the provisions of SFAS 71.

In connection with its order, the PUCO recommended that the Operating Companies write down certain assets for regulatory purposes by an aggregate of $1.25 billion through 2001. If the merger is consummated, we believe acceleration of $2 billion of costs under the Plan would fully satisfy this recommendation. We agree with the concept of accelerating the recognition of costs and the recovery of assets as such concept is consistent with our strategic objective to become more competitive. However, we believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

Notwithstanding the pending merger with Ohio Edison and discussions with regulators concerning the effect of the Plan on our nuclear generating assets, we believe it is reasonable to expect that rates will be set at levels that will recover all current and anticipated costs associated with our nuclear operations, including all associated regulatory assets, and such rates can be charged to and collected from customers. If there is a change in our evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of our assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Operating Companies may be required to record material charges to earnings.

MERGER OF THE OPERATING COMPANIES

In October 1996, the FERC authorized the merger of Toledo Edison into Cleveland Electric. The merger agreement between Centerior Energy and Ohio Edison requires the approval of Ohio Edison prior to consummation of the proposed merger of the Operating Companies. Ohio Edison has not yet made a decision.

COMPETITION

Structural changes in the electric utility industry from actions by both federal and state regulatory bodies are continuing to place downward pressure on prices and

[Centerior Energy]                                            [Centerior Energy]
increase competition for customers. Our nuclear plant licenses have required open-access transmission for our wholesale customers for 20 years. More recently, the Federal Energy Policy Act of 1992 initiated broader access to utility transmission systems and, in 1996, the FERC adopted rules relating to open-access transmission services. The open-access rules require utilities to deliver power from other utilities or generation sources to their wholesale customers at nondiscriminatory prices.

A number of states have enacted transition legislation which provides for introduction of competition for retail electric business and recovery of stranded investment. Several groups in Ohio are studying the possible introduction of retail wheeling and stranded investment recovery. Retail wheeling occurs when a customer obtains power from a utility company other than its local utility. The term "stranded investment" generally refers to fixed costs approved for recovery under traditional regulatory methods that would become unrecoverable, or "stranded", as a result of legislative changes which allow for widespread competition. The PUCO is sponsoring discussions among a group of business, utility and consumer interests to explore ways of promoting competitive options without unduly harming the interests of utility company share owners or customers. The PUCO also has introduced two pilot projects, both intended as initial steps to introduce competitive elements into the Ohio electric utility business.

A bill to restructure the electric utility industry in Ohio has been introduced in the Ohio House of Representatives. A bipartisan committee from both legislative houses has been formed to study the issue. We presented our model for customer choice, called Energy Choice, to the PUCO discussion group in August 1996. Under our model, full retail competition should be introduced by 2002, but two essential elements, recovery of stranded investment and levelization of tax burdens among energy suppliers, must be resolved in the interim to assure share owners' recovery of and a fair return on their investments.

Although competitive pressures are increasing, the traditional regulatory framework remains in place and is expected to continue for the foreseeable future. We cannot predict when and to what extent retail wheeling or other forms of competition will be allowed. We believe that pure competition (unrestricted retail wheeling for all customer classifications) is at least several years away and that any transition to pure competition will be in phases. The FERC and the PUCO have acknowledged the need to provide at least partial recovery of stranded investment as greater competition is permitted and, therefore, we believe that there will be a mechanism developed for the recovery of at least some stranded investment. However, due to the uncertainty involved, there is a risk in connection with the introduction of retail wheeling that some of our assets may not be fully recovered.

Competition from municipal electric suppliers for retail business in both Operating Companies' service areas is producing both favorable and unfavorable results in our business. Through aggressive door-to-door campaigns, we have been successful in limiting the number of conversions of Cleveland Electric customers to Cleveland Public Power (CPP) under its ongoing expansion plan. CPP is the largest municipal supplier in our service areas. In 1996, we reached agreements to serve a number of large Cleveland commercial customers, including some previously served by CPP.

In the Toledo Edison service area, all existing customers in the City of Clyde now have the right to choose between the municipal supplier and Toledo Edison, as a result of a November 1996 referendum overturning a Clyde ordinance limiting such choice. In Toledo, City Council funded a consultant's study of alternatives to Toledo Edison service. Municipal expansion activity continues in areas surrounding several towns serviced by municipal systems in the Toledo Edison service area. We continue to pursue legal remedies to halt illegal municipal expansion in both service areas.

Our merger with Ohio Edison and the benefits of the Plan to our customers are expected to better position us to deal with the structural changes taking place in the industry and to improve our competitive position with respect to municipalization.

NUCLEAR OPERATIONS

We have interests in three nuclear generating units -- Davis-Besse Nuclear Power Station (Davis-Besse), Perry Nuclear Power Plant Unit 1 (Perry Unit 1) and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) -- and operate the first two.

All three units were out of service temporarily for refueling during 1996; thus, plant availability factors for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 were 85%, 76% and 70%, respectively, for 1996. The 1994-1996 availability factors for the units were 91%, 72%, and 85%, for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2, respectively. The comparable industry averages for a three-year period (as of August 31, 1996) are 82% for pressurized water reactors such as Davis-Besse and Beaver Valley Unit 2 and 78% for boiling water reactors such as Perry Unit 1. Davis-Besse established a plant record with its 509-day continuous run at or near full capacity before shutting down for its scheduled refueling outage in April 1996.

A significant part of our strategic plan involves ongoing efforts to increase the availability and lower the cost of production of our nuclear units. In 1996, we continued our progress toward increasing long-term unit availability while continuing to lower production costs. The goal of our nuclear improvement program is to replicate Davis-Besse's operational excellence and cost reduction gains at Perry Unit 1, while improving performance ratings.

Our nuclear units may be impacted by activities or events beyond our control. Operating nuclear units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory

[Centerior Energy]                                            [Centerior Energy]
requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission to limit or prohibit the operation or licensing of any domestic nuclear unit. If one of our nuclear units is taken out of service for an extended period for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base, thereby not permitting us to recover our investment in and earn a return on it, or disallowing certain construction or maintenance costs. An extended outage coupled with unfavorable rate treatment could have a material adverse effect on our financial condition, cash flows and results of operations. Premature plant closings could also have a material adverse effect on our financial condition, cash flows and results of operations because the estimated cost to decommission a plant exceeds the current funding in the decommissioning trust.

HAZARDOUS WASTE DISPOSAL SITES

The Operating Companies have been named as "potentially responsible parties"
(PRPs) for three sites listed on the Superfund National Priorities List (Superfund List) and are aware of their potential involvement in the cleanup of several other sites. Allegations that the Operating Companies disposed of hazardous waste at these sites, and the amount involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. If the Operating Companies were held liable for 100% of the cleanup costs of all the sites referred to above, the cost could be as high as $415 million. However, we believe that the actual cleanup costs will be substantially lower than $415 million, that the Operating Companies' share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Operating Companies have accrued a liability totaling $10 million at December 31, 1996 based on estimates of the costs of cleanup and their proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations.

A new Statement of Position issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, Inc. effective January 1, 1997 provides guidance on the recognition and disclosure of environmental remediation liabilities. Adoption of the statement in 1997 is not expected to have a material adverse effect on our financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

1994-1996 CASH REQUIREMENTS

We need cash for normal corporate operations (including the payment of dividends), retirement of maturing securities, and an ongoing program of constructing and improving facilities to meet demand for electric service and to comply with government regulations. Our cash construction expenditures totaled $205 million in 1994, $201 million in 1995 and $151 million in 1996. Our debt and preferred stock maturities and sinking fund requirements totaled $119 million in 1994, $374 million in 1995 and $235 million in 1996. In addition, we optionally redeemed $525 million of securities in the 1994-1996 period, including $237 million of tax-exempt issues refunded in 1995.

In July 1996, Centerior Funding Corporation (Centerior Funding), a wholly owned subsidiary of Cleveland Electric, issued $150 million in AAA-rated accounts receivable-backed investor certificates due in 2001 with an interest rate of 7.2%. Net proceeds from the accounts receivable securitization were used to redeem higher-cost securities and for general corporate purposes.

As a result of these activities, the embedded cost of the Operating Companies' debt at the end of 1996 declined to 8.92% versus 8.98% in 1995 and 9.12% in 1994.

We renewed a $125 million revolving credit facility in May 1996 for a one-year term. In 1996, portions of our nuclear fuel lease financing vehicles matured:
$84 million of intermediate-term notes in September and a $150 million letter of credit supporting short-term borrowing in October. These facilities were replaced by $100 million of intermediate-term notes and a $100 million two-year letter of credit. The net reduction in the facility size results from lower nuclear fuel financing requirements.

1997 AND BEYOND CASH REQUIREMENTS

Our anticipated 1997 cash requirements for construction are $110 million for Cleveland Electric and $61 million for Toledo Edison. Debt and preferred stock maturities and sinking fund requirements are $145 million for Cleveland Electric and $51 million for Toledo Edison. Of these amounts, $70 million for Cleveland Electric and $10 million for Toledo Edison are tax-exempt issues secured by first mortgage bonds and subject to optional tender by the owners on November 1, 1997, which we expect to replace with similar issues at substantially lower interest rates. We expect to meet remaining requirements with internal cash generation and cash reserves. We also expect to be able to optionally redeem more debt and preferred stock in 1997 than we did in 1996.

We expect to meet all of our 1998-2001 cash requirements with internal cash generation. Estimated cash requirements for our construction program during this period total $496 million for Cleveland Electric and $213 million for Toledo Edison. Debt and preferred stock maturities and sinking fund requirements total $445 million and $207 million for Cleveland Electric and Toledo Edison, respectively, for the same period. If economical, additional securities may be redeemed with funding expected to be provided through internal cash generation. External funding may be required to support investments in nonregulated business opportunities.

[Centerior Energy]                                            [Centerior Energy]

Consummation of the merger with Ohio Edison is expected to reduce the Operating Companies' cash construction requirements and improve their ability to redeem fixed obligations.

LIQUIDITY

Net cash flow from operating activities in 1996 was significantly increased from 1995 by implementation of the price increases effective in April 1996. Most of the net proceeds from our accounts receivable securitization of $143 million were used to redeem other higher-cost securities, producing net savings in our overall cost of borrowing. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases (partially offset by the new accounts receivable securitization) by $227 million. At year-end 1996, we had $138 million in cash and temporary cash investments, down from $179 million at year-end 1995.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At December 31, 1996, Cleveland Electric and Toledo Edison would have been permitted to issue approximately $666 million and $148 million of additional first mortgage bonds, respectively. FirstEnergy has not decided whether to apply purchase accounting to the Operating Companies if the merger with Ohio Edison is completed. If such accounting is applied to the Operating Companies, their first mortgage bond capacities would be adversely affected.

Cleveland Electric is able to issue preferred and preference stock and Toledo Edison is able to issue preference stock. Centerior Energy may raise funds through the sale of common stock under various employee and share owner plans.

The Operating Companies have $273 million in financing vehicles to support their nuclear fuel leases, $83 million of which mature in 1997. Replacement financing for the maturing issues may not be needed in 1997. We plan to renew the $125 million revolving credit facility which matures in May 1997.

Current credit ratings for the Operating Companies are as follows:

                                        Standard       Moody's
                                        & Poor's      Investors
                                       Corporation  Service, Inc.
                                       -----------  -------------
First mortgage bonds                        BB           Ba2
Subordinate debt for Cleveland
  Electric                                   B+          Ba3
Subordinate debt for Toledo Edison           B+           B1
Preferred stock                              B            b2

Following the FirstEnergy merger announcement, both rating agencies placed the Operating Companies' securities on credit watch with positive implications.

The Operating Companies can make cash available to fund Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. Each Operating Company has since 1993 declared and paid preferred stock dividends, and Cleveland Electric has also declared and paid common stock dividends, out of appropriated current net income included in retained earnings. At the times of such declarations and payments, each Operating Company had a deficit in its retained earnings. At December 31, 1996, Cleveland Electric and Toledo Edison had $130 million and $223 million, respectively, of appropriated retained earnings for the payment of dividends. Toledo Edison also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which mature in August 1997) that requires common stock dividends to be paid out of its total balance of retained earnings, which had been a deficit from 1993 through November 1996.

As part of a routine audit, the FERC is considering a statement which it requested and received from Cleveland Electric supporting the payment of dividends out of appropriated current net income included in retained earnings while total retained earnings were a deficit. A similar request has been made of Toledo Edison. At December 31, 1996, Cleveland Electric's retained earnings deficit was $276 million and Toledo Edison's total retained earnings were $5 million. The final disposition of this issue is a factor expected to be considered by FirstEnergy in deciding whether to apply purchase accounting to the Operating Companies, one effect of which would be to reset deficit retained earnings to zero. If the merger is not consummated or if FirstEnergy determines not to apply purchase accounting to the Operating Companies, the Operating Companies intend to continue to support their position and pursue all available alternatives to allow them to continue the declaration and payment of dividends.

RESULTS OF OPERATIONS

1996 VS. 1995

Factors contributing to the 1.5% increase in 1996 operating revenues are as follows:

                                                    Millions
Increase (Decrease) in Operating Revenues          of Dollars
-----------------------------------------          -----------
  Base Rates                                          $  62
  KWH Sales Volume and Mix                              (30)
  Wholesale Revenues                                     11
  Fuel Cost Recovery Revenues                            (8)
  Miscellaneous Revenues                                  2
                                                      -----
      Total                                           $  37
                                                      =====

The increase in 1996 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO for the Operating Companies as discussed under Outlook-April 1996 Rate Order and in Note 7(b). Renegotiated contracts for certain large industrial customers resulted in

[Centerior Energy]                                            [Centerior Energy]
a decrease in base revenues which partially offset the effect of the general price increase. For the fourth year in a row, industrial kilowatt-hour sales increased. The increase in 1996 was 0.9%, as increased sales to petroleum refineries, large chemical industry customers and the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive manufacturing and steel industry customers. Commercial kilowatt-hour sales increased only 0.1% and residential kilowatt-hour sales decreased 1.7% primarily because of the cooler summer weather in 1996. On a weather-normalized basis, residential and commercial sales increased 1% and 1.7%, respectively. Other sales increased 3.8% as a 6.8% increase in wholesale sales was partially offset by a 5.2% decrease in sales to public authorities. Good availability of our generating units and a more aggressive bulk power marketing effort helped increase wholesale sales. Lower 1996 fuel cost recovery revenues resulted from a decrease in the fuel cost factors for Cleveland Electric. The weighted average of these fuel cost factors decreased 3% for Cleveland Electric but increased 1% for Toledo Edison.

For 1996, operating revenues were 32% residential, 30% commercial, 30% industrial and 8% other, and kilowatt-hour sales were 23% residential, 25% commercial, 40% industrial and 12% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 11.38, 9.94 and 6.33 cents, respectively.

Operating expenses increased 5.8% in 1996. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the decrease in deferred operating expenses. See Note 7(d). Depreciation and amortization expenses increased primarily because of a $12 million net increase in depreciation related to changes in depreciation rates, as discussed in Note 1(d), and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a $10 million reduction of depreciation. Other operation and maintenance expenses in 1996 included a $23 million one-time charge for the disposition of inventory as part of a reengineering of the supply chain process. Reengineering the supply chain process increases the use of technology, consolidates warehousing and uses just-in-time purchase and delivery. Federal income taxes decreased as a result of lower pretax operating income.

A nonoperating loss resulted in 1996 primarily from Toledo Edison's $11 million write-down of two inactive production facilities, as discussed in Note 14, and merger-related expenses. The deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The federal income tax credit for nonoperating income increased in 1996 accordingly.

Interest charges and preferred dividend requirements decreased in 1996 because of the redemption of securities and refundings at favorable terms in 1996 and 1995.

1995 VS. 1994

Factors contributing to the 3.9% increase in 1995 operating revenues are as follows:

                                                      Millions
Increase (Decrease) in Operating Revenues            of Dollars
-----------------------------------------            -----------
  KWH Sales Volume and Mix                               $81
  Wholesale Revenues                                      13
  Fuel Cost Recovery Revenues                              9
  Miscellaneous Revenues                                  (8)
                                                         ---
      Total                                              $95
                                                         ===

Industrial kilowatt-hour sales increased 0.8% in 1995, but sales grew 2.2% excluding reductions at two low-margin steel producers (representing 5% of industrial revenues). Residential and commercial kilowatt-hour sales increased 3.5% and 2.8%, respectively, primarily because of the hot summer weather, although there was about 1% nonweather-related growth in commercial kilowatt-hour sales. Other sales increased 26% because of a 43% increase in wholesale sales due principally to the hot summer and good availability of our generating units. Weather accounted for approximately $38 million of the $61 million increase in 1995 base rate revenues. Higher 1995 fuel cost recovery revenues resulted from an increase in the fuel cost factors for Cleveland Electric. The weighted average of these fuel cost factors increased 7% for Cleveland Electric but decreased 6% for Toledo Edison.

For 1995, operating revenues were 32% residential, 30% commercial, 31% industrial and 7% other, and kilowatt-hour sales were 23% residential, 25% commercial, 40% industrial and 12% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 11.02, 9.70 and 6.39 cents, respectively. The changes from 1994 were not significant.

Operating expenses increased 4.5% in 1995. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. The higher other operation and maintenance expenses resulted primarily from charges for an ongoing inventory reduction program and the recognition of costs associated with preliminary engineering studies. Federal income taxes increased as a result of higher pretax operating income. Taxes, other than federal income taxes, increased primarily due to property tax increases resulting from plant additions, real estate valuation increases and a nonrecurring tax credit recorded in 1994.

[Centerior Energy]                                            [Centerior Energy]

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Share Owners and
Board of Directors of
Centerior Energy Corporation:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Centerior Energy Corporation (an Ohio corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centerior Energy Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 14, 1997

[Centerior Energy]                                            [Centerior Energy]

INCOME STATEMENT                   Centerior Energy Corporation and Subsidiaries

                                                                          For the years ended
                                                                               December 31,
                                                                       ----------------------------
                                                                        1996       1995       1994
                                                                       ------     ------     ------
                                                                          (millions of dollars,
                                                                        except per share amounts)
OPERATING REVENUES                                                     $2,553     $2,516     $2,421
                                                                       ------     ------     ------
OPERATING EXPENSES
  Fuel and purchased power                                                465        465        442
  Other operation and maintenance                                         635        617        595
  Generation facilities rental expense, net                               159        160        160
                                                                       ------     ------     ------
     Total operation and maintenance                                    1,259      1,242      1,197
  Depreciation and amortization                                           304        281        278
  Taxes, other than federal income taxes                                  320        322        309
  Amortization of deferred operating expenses, net                         43        (53)       (55)
  Federal income taxes                                                    111        135        114
                                                                       ------     ------     ------
                                                                        2,037      1,927      1,843
                                                                       ------     ------     ------
OPERATING INCOME                                                          516        589        578
                                                                       ------     ------     ------
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                       3          3          5
  Other income and deductions, net                                        (17)         6          8
  Deferred carrying charges                                                --         43         40
  Federal income taxes--credit (expense)                                    9         (5)        (6)
                                                                       ------     ------     ------
                                                                           (5)        47         47
                                                                       ------     ------     ------
INCOME BEFORE INTEREST CHARGES AND PREFERRED DIVIDENDS                    511        636        625
                                                                       ------     ------     ------
INTEREST CHARGES AND PREFERRED DIVIDENDS
  Debt interest                                                           337        358        361
  Allowance for borrowed funds used during construction                    (3)        (3)        (6)
  Preferred dividend requirements of subsidiaries                          56         61         66
                                                                       ------     ------     ------
                                                                          390        416        421
                                                                       ------     ------     ------
NET INCOME                                                             $  121     $  220     $  204
                                                                       ======     ======     ======
AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (MILLIONS)                  148.0      148.0      147.8
                                                                       ======     ======     ======
EARNINGS PER COMMON SHARE                                              $  .82     $ 1.49     $ 1.38
                                                                       ======     ======     ======
DIVIDENDS DECLARED PER COMMON SHARE                                    $  .80     $  .80     $  .80
                                                                       ======     ======     ======

RETAINED EARNINGS

                                                                          For the years ended
                                                                              December 31,
                                                                       -------------------------
                                                                       1996      1995      1994
                                                                       -----     -----     -----
                                                                         (millions of dollars)
RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR                       $(336)    $(438)    $(523)
                                                                       -----     -----     -----
ADDITIONS
  Net income                                                             121       220       204
DEDUCTIONS
  Common stock dividends                                                (118)     (118)     (118)
  Other, including preferred stock redemption expenses of
     subsidiaries                                                         (1)       --        (1)
                                                                       -----     -----     -----
     Net Increase                                                          2       102        85
                                                                       -----     -----     -----
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $(334)    $(336)    $(438)
                                                                       =====     =====     =====

The accompanying notes are an integral part of these statements.

[Centerior Energy]                                            [Centerior Energy]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

[Centerior Energy]                                            [Centerior Energy]

BALANCE SHEET

                                                                                        December 31,
                                                                                     ------------------
                                                                                      1996       1995
                                                                                     -------    -------
                                                                                        (millions of
                                                                                           dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                           $ 9,867    $ 9,768
     Less: accumulated depreciation and amortization                                   3,272      3,036
                                                                                     -------    -------
                                                                                       6,595      6,732
  Construction work in progress                                                           79        101
                                                                                     -------    -------
                                                                                       6,674      6,833
  Nuclear fuel, net of amortization                                                      189        200
  Other property, less accumulated depreciation                                           89        102
                                                                                     -------    -------
                                                                                       6,952      7,135
                                                                                     -------    -------
CURRENT ASSETS
  Cash and temporary cash investments                                                    138        179
  Amounts due from customers and others, net                                             201        223
  Unbilled revenues                                                                       12        100
  Materials and supplies, at average cost
     Owned                                                                                85        151
     Under consignment                                                                    34         --
  Taxes applicable to succeeding years                                                   250        255
  Other                                                                                   24         18
                                                                                     -------    -------
                                                                                         744        926
                                                                                     -------    -------
REGULATORY AND OTHER ASSETS
  Regulatory assets                                                                    2,278      2,375
  Nuclear plant decommissioning trusts                                                   140        114
  Investment in partnership                                                               23         --
  Other                                                                                   73         93
                                                                                     -------    -------
                                                                                       2,514      2,582
                                                                                     -------    -------
       Total Assets                                                                  $10,210    $10,643
                                                                                     =======    =======

The accompanying notes are an integral part of this statement.

[Centerior Energy]                                            [Centerior Energy]

                                   Centerior Energy Corporation and Subsidiaries

                                                                                        December 31,
                                                                                     ------------------
                                                                                      1996       1995
                                                                                     -------    -------
                                                                                        (millions of
                                                                                           dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                $ 1,987    $ 1,984
  Preferred stock
     With mandatory redemption provisions                                                189        220
     Without mandatory redemption provisions                                             448        451
  Long-term debt                                                                       3,444      3,734
                                                                                     -------    -------
                                                                                       6,068      6,389
                                                                                     -------    -------
CURRENT LIABILITIES
  current portion of long-term debt and preferred stock                                  196        235
  Current portion of nuclear fuel lease obligations                                       88         95
  Accounts payable                                                                       138        153
  Accrued taxes                                                                          389        374
  Accrued interest                                                                        75         83
  Other                                                                                   86         87
                                                                                     -------    -------
                                                                                         972      1,027
                                                                                     -------    -------
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized investment tax credits                                                     252        263
  Accumulated deferred federal income taxes                                            1,877      1,875
  Unamortized gain from Bruce Mansfield Plant sale                                       475        499
  Accumulated deferred rents for Bruce Mansfield Plant and Beaver Valley Unit 2          138        145
  Nuclear fuel lease obligations                                                         123        137
  Retirement benefits                                                                    184        179
  Other                                                                                  121        129
                                                                                     -------    -------
                                                                                       3,170      3,227
                                                                                     -------    -------
       Total Capitalization and Liabilities                                          $10,210    $10,643
                                                                                     =======    =======

[Centerior Energy]                                            [Centerior Energy]

CASH FLOWS                         Centerior Energy Corporation and Subsidiaries

                                                                                 For the years ended
                                                                                    December 31,
                                                                              -------------------------
                                                                              1996      1995      1994
                                                                              -----     -----     -----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income                                                                  $ 121     $ 220     $ 204
                                                                              -----     -----     -----
  Adjustments to Reconcile Net Income to Cash from Operating Activities:
     Depreciation and amortization                                              304       281       278
     Deferred federal income taxes                                               42        72        95
     Unbilled revenues                                                           (3)       (7)       31
     Deferred fuel                                                               17         6       (17)
     Deferred carrying charges                                                   --       (43)      (40)
     Leased nuclear fuel amortization                                            79       125        98
     Amortization of deferred operating expenses, net                            43       (53)      (55)
     Allowance for equity funds used during construction                         (3)       (3)       (5)
     Changes in amounts due from customers and others, net                      (10)      (12)       10
     Net proceeds from accounts receivable securitization                       143        --        --
     Changes in materials and supplies                                           32        17        --
     Changes in accounts payable                                                (15)        9       (44)
     Changes in working capital affecting operations                              6       (10)       --
     Other noncash items                                                        (18)        9        14
                                                                              -----     -----     -----
       Total Adjustments                                                        617       391       365
                                                                              -----     -----     -----
          Net Cash from Operating Activities                                    738       611       569
                                                                              -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  First mortgage bond issues                                                     --       542        77
  Common stock issues                                                            --        --        12
  Maturities, redemptions and sinking funds                                    (363)     (683)     (214)
  Nuclear fuel lease obligations                                                (90)     (102)     (110)
  Common stock dividends paid                                                  (118)     (118)     (118)
  Premiums, discounts and expenses                                               (1)      (17)       (1)
                                                                              -----     -----     -----
          Net Cash from Financing Activities                                   (572)     (378)     (354)
                                                                              -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                 (151)     (201)     (205)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (3)       (3)       (6)
  Contributions to nuclear plant decommissioning trusts                         (22)      (24)      (26)
  Investment in partnership                                                     (23)       --        --
  Other cash applied                                                             (8)      (12)      (17)
                                                                              -----     -----     -----
          Net Cash from Investing Activities                                   (207)     (240)     (254)
                                                                              -----     -----     -----
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (41)       (7)      (39)
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                        179       186       225
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                            $ 138     $ 179     $ 186
                                                                              =====     =====     =====
---------------
(1) Interest paid (net of amounts capitalized)                                $ 328     $ 306     $ 300
                                                                              =====     =====     =====
     Federal income taxes paid                                                $  46     $  89     $   6
                                                                              =====     =====     =====

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance
    Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.

The accompanying notes are an integral part of this statement.

[Centerior Energy]                                            [Centerior Energy]

STATEMENT OF CAPITALIZATION        Centerior Energy Corporation and Subsidiaries

                                                                                                    December 31,
                                                                                                  -----------------
                                                                                                   1996       1995
                                                                                                  ------     ------
                                                                                                    (millions of
                                                                                                       dollars)
COMMON STOCK EQUITY:
  Common shares, without par value (stated value of $357 million for both 1996 and 1995): 180 million authorized; 148 million (excluding 2.7 million shares in Treasury) outstanding in
    both 1995 and 1994                                                                             $2,321     $2,320
  Retained earnings (deficit)                                                                        (334)      (336)
                                                                                                   ------     ------
      Total Common Stock Equity                                                                     1,987      1,984
                                                                                                   ------     ------

                                                                                     Current
                                                                   1996 Shares      Call Price
                                                                   Outstanding      Per Share
                                                                  -------------     ----------
PREFERRED STOCK:
CLEVELAND ELECTRIC
  Without par value, 4,000,000 preferred shares authorized
    Subject to mandatory redemption:
                     $ 7.35  Series C                                 120,000       $  101.00          12         13
                      88.00  Series E                                  12,000        1,011.48          12         15
                      9.125  Series N                                 150,000          100.00          15         30
                      91.50  Series Q                                  53,572        1,000.00          54         64
                      88.00  Series R                                  50,000           --             50         50
                      90.00  Series S                                  74,000           --             73         73
                                                                                                   ------     ------
                                                                                                      216        245
    Less: Current maturities                                                                           30         30
                                                                                                   ------     ------
                                                                                                      186        215
                                                                                                   ------     ------
    Not subject to mandatory redemption:
                     $ 7.40  Series A                                 500,000          101.00          50         50
                       7.56  Series B                                 450,000          102.26          45         45
                 Adjustable  Series L                                 474,000          100.00          46         49
                      42.40  Series T                                 200,000           --             97         97
                                                                                                   ------     ------
                                                                                                      238        241
                                                                                                   ------     ------
TOLEDO EDISON
  $100 par value, 3,000,000 preferred shares authorized;
    $25 par value, 12,000,000 preferred shares authorized
    Subject to mandatory redemption:
                   $100 par  $9.375                                    50,200          100.99           5          7
                                                                                                   ------     ------
                                                                                                        5          7
    Less: Current maturities                                                                            2          2
                                                                                                   ------     ------
                                                                                                        3          5
                                                                                                   ------     ------
    Not subject to mandatory redemption:
                   $100 par  $4.25                                    160,000          104.625         16         16
                              4.56                                     50,000          101.00           5          5
                              4.25                                    100,000          102.00          10         10
                              8.32                                    100,000          102.46          10         10
                              7.76                                    150,000          102.437         15         15
                              7.80                                    150,000          101.65          15         15
                             10.00                                    190,000          101.00          19         19
                     25 par   2.21                                  1,000,000           25.25          25         25
                              2.365                                 1,400,000           27.75          35         35
                             Series A Adjustable                    1,200,000           25.00          30         30
                             Series B Adjustable                    1,200,000           25.00          30         30
                                                                                                   ------     ------
                                                                                                      210        210
                                                                                                   ------     ------
CENTERIOR ENERGY
  Without par value, 5,000,000 preferred shares authorized, none outstanding                           --         --
                                                                                                   ------     ------
      Total Preferred Stock, with Mandatory Redemption Provisions                                     189        220
                                                                                                   ------     ------
      Total Preferred Stock, without Mandatory Redemption Provisions                                  448        451
                                                                                                   ------     ------

The accompanying notes are an integral part of this statement.

[Centerior Energy]                                            [Centerior Energy]

                                 December 31,                                         December 31,           December 31,
                              ------------------                                   ------------------     -------------------
                               1996        1995                                     1996        1995       1996        1995
                              ------      ------                                   ------      ------     -------     -------
                                 (millions of                                         (millions of           (millions of
                                   dollars)                                              dollars)              dollars)
LONG-TERM DEBT:
CLEVELAND ELECTRIC                                   TOLEDO EDISON
  First mortgage bonds:
     7.625% due 2002          $  195      $  245          6.125% due 1997          $   31      $   31
     7.375% due 2003             100         100          7.250% due 1999              85         100
     9.500% due 2005             300         300          7.500% due 2002              26          26
     8.750% due 2005              75          75          8.000% due 2003              36          36
    10.880% due 2006              --          50          7.875% due 2004             145         145
     9.250% due 2009              50          50
     8.375% due 2011             125         125
     8.375% due 2012              75          75
     9.375% due 2017             300         300
    10.000% due 2020             100         100
     9.000% due 2023             150         150
                              ------      ------                                   ------       -----
                               1,470       1,570                                      323         338      1,793       1,908
                              ------      ------                                   ------       -----
  Tax-exempt issues secured by first mortgage bonds:
     7.000% due 2006-09           64          64         10.000% due 1998               1           1
     6.000% due 2011**             6           6          3.700% due 2011**            31          31
     6.000% due 2011**             2           2          8.000% due 2019              67          67
     6.200% due 2013              48          48          7.625% due 2020              45          45
     8.000% due 2013              79          79          7.750% due 2020              54          54
     3.500% due 2015**            40          40          7.400% due 2022              31          31
     6.000% due 2017**             1           1          9.875% due 2022***           10          10
     3.500% due 2018**            73          73          7.550% due 2023              37          37
     6.000% due 2020**            41          41          6.875% due 2023              20          20
     6.000% due 2020**             9           9          8.000% due 2023              50          50
     9.750% due 2022***           70          70
     6.850% due 2023              30          30
     8.000% due 2023              73          73
     7.625% due 2025              54          54
     7.750% due 2025              45          45
     7.700% due 2025              44          44
                              ------      ------                                   ------       -----
                                 679         679                                      346         346      1,025       1,025
                              ------      ------                                   ------       -----
  Medium-term notes secured by first mortgage bonds:
     8.700% due 1996              --          20          9.050% due 1996              --          10
     9.100% due 1996              --          32          9.000% due 1996              --           3
     9.110% due 1996              --          13          9.300% due 1998              26          26
     9.000% due 1996              --          13          8.000% due 1998               7           7
     9.140% due 1996              --          12          7.940% due 1998               5           5
     9.050% due 1996              --          10          8.470% due 1999               4           4
     8.950% due 1996              --          40          7.720% due 1999              15          15
     9.450% due 1997              43          43          7.500% due 2000               *           *
     9.000% due 1998               5           5          7.380% due 2000              14          14
     8.870% due 1998              10          10          7.460% due 2000              17          17
     8.260% due 1998               2           2          9.500% due 2001              21          21
     8.330% due 1998              25          25          8.500% due 2001               8           8
     8.170% due 1998              11          11          8.620% due 2002               7           7
     8.150% due 1998               8           8          8.650% due 2002               5           5
     8.160% due 1998               5           5          8.180% due 2002              17          17
     9.250% due 1999              52          52          7.820% due 2003              37          37
     9.300% due 1999              25          25          7.850% due 2003              15          15
     7.670% due 1999               3           3          7.760% due 2003               5           5
     7.250% due 1999              12          12          7.910% due 2003               3           3
     7.850% due 1999              25          25          7.780% due 2003               1           1
     7.770% due 1999              17          17         10.000% due 2021              15          15
     8.290% due 1999              10          10          9.220% due 2021              15          15
     9.200% due 2001              15          15
     7.420% due 2001              10          20
     9.050% due 2001               5           5

[Centerior Energy]                                            [Centerior Energy]

                                 December 31,                                         December 31,           December 31,
                              ------------------                                   ------------------     -------------------
                               1996        1995                                     1996        1995       1996        1995
                              ------      ------                                   ------      -----      ------      ------
                                 (millions of                                         (millions of           (millions of
                                   dollars)                                             dollars)               dollars)
LONG-TERM DEBT: (CONTINUED)
CLEVELAND ELECTRIC                                   TOLEDO EDISON
  Medium-term notes secured by first mortgage bonds: (Continued)
     8.680% due 2001              15          15
     8.540% due 2001               3           3
     8.560% due 2001               4           4
     8.550% due 2001               5           5
     7.850% due 2002               5           5
     8.130% due 2002              28          28
     7.750% due 2003              15          15
     9.520% due 2021               8           8
                              ------      ------                                   ------      ------
                                 366         516                                      237         250        603         766
                              ------      ------                                   ------      ------
  Tax-exempt notes:
     6.500% due 1996              --           3          5.750% due 2003               4           4
     5.500% due 1997               *           *         10.000% due 2010               1           1
     6.700% due 2006              20          21
     5.700% due 2008               7           8
     6.700% due 2011               6           6
     5.875% due 2012              14          14
                              ------      ------                                   ------      ------
                                  47          52                                        5           5         52          57
                              ------      ------                                   ------      ------
  Bank loans secured by subordinate mortgage:
     7.500% due 1996              --           2          9.050% due 1996              --          25
                                                          7.500% due 1996              --           2
                              ------      ------                                   ------      ------
                                  --           2                                       --          27         --          29
                              ------      ------                                   ------      ------
                                                     Notes secured by subordinate mortgage:
                                                         10.060% due 1996              --          14
                                                          8.750% due 1997               8          11
                                                                                   ------      ------
                                                                                        8          25          8          25
                                                                                   ------      ------
                                                     Debentures:
                                                          8.700% due 2002             135         135        135         135
                                                                                   ------      ------
  Unamortized premium
    (discount), net:              (6)         (6)                                      (2)         (2)        (8)         (8)
                              ------      ------                                   ------      ------     ------      ------
                               2,556       2,813                                    1,052       1,124      3,608       3,937
    Less: Current maturities     115         147                                       49          56        164         203
                              ------      ------                                   ------      ------     ------      ------
        Total Long-Term Debt  $2,441      $2,666                                   $1,003      $1,068      3,444       3,734
                              ======      ======                                   ======      ======     ------      ------
  TOTAL CAPITALIZATION                                                                                    $6,068      $6,389
                                                                                                          ======      ======

---------------

  * Denotes debt of less than $1 million.
 ** Denotes variable rate issue with December 31, 1996 interest rate shown. *** Subject to optional tender by the owners on November 1, 1997.

[Centerior Energy]                                            [Centerior Energy]

NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

Centerior Energy is a holding company with two electric utility subsidiaries, Cleveland Electric and Toledo Edison, with service areas in Northern Ohio. The consolidated financial statements also include the accounts of Centerior Energy's wholly owned subsidiary, Centerior Service Company (Service Company), and its three other wholly owned subsidiaries, which in the aggregate are not material. The Service Company provides management, financial, administrative, engineering, legal and other services at cost to Centerior Energy, the Operating Companies and the other subsidiaries. The Operating Companies operate as separate companies, each serving the customers in its service area. The preferred stock, first mortgage bonds and other debt obligations of the Operating Companies are outstanding securities of the issuing utility. All significant intercompany items have been eliminated in consolidation.

Centerior Energy and the Operating Companies follow the Uniform System of Accounts prescribed by the FERC and adopted by the PUCO. Rate-regulated utilities are subject to SFAS 71 which governs accounting for the effects of certain types of rate regulation. Pursuant to SFAS 71, certain incurred costs are deferred for recovery in future rates. See Note 7(a). The Service Company follows the Uniform System of Accounts for Mutual Service Companies prescribed by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates are based on an analysis of the best information available. Actual results could differ from those estimates.

The Operating Companies are members of the Central Area Power Coordination Group (CAPCO). Other members are Duquesne Light Company, Ohio Edison and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their joint use.

(b) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO or on ordinances of individual municipalities. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

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

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years (to 2007). The Operating Companies have accrued the liability for their share of the total assessments. These costs have been recorded as a regulatory asset since the PUCO is allowing the Operating Companies to recover the assessments through their fuel cost factors. See Note 7(a).

(d) DEPRECIATION AND DECOMMISSIONING

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. In its April 1996 rate order, the PUCO approved changes in depreciation rates for the Operating Companies. An increase in the depreciation rate for nuclear property from 2.5% for both Operating Companies to 2.88% for Cleveland Electric and 2.95% for Toledo Edison increased annual depreciation expense approximately $21 million for Centerior Energy. A reduction in the composite depreciation rate for nonnuclear property from 3.34% to 3.23%

[Centerior Energy]                                            [Centerior Energy]
for Cleveland Electric and from 3.36% to 3.13% for Toledo Edison decreased annual depreciation expense by approximately $5 million for Centerior Energy. The changes in depreciation rates were effective in April 1996 and resulted in a $12 million net increase in 1996 depreciation expense.

The Operating Companies accrue the estimated costs of decommissioning their three nuclear generating units. The accruals are required to be funded in an external trust. The PUCO requires that the expense and payments to the external trusts be determined on a levelized basis by dividing the unrecovered decommissioning costs in current dollars by the remaining years in the licensing period of each unit. This methodology requires that the net earnings on the trusts be reinvested therein with the intent of having net earnings offset inflation. The PUCO requires that the estimated costs of decommissioning and the funding level be reviewed at least every five years.

In April 1996, pursuant to the PUCO rate order, the Operating Companies decreased their annual decommissioning expense accruals to $22 million from the $24 million level in 1995. The accruals are reflected in current rates. The accruals are based on adjustments to updated, site-specific studies for each of the units completed in 1993 and 1994. These estimates reflect the DECON method of decommissioning (prompt decontamination), and the locations and cost characteristics specific to the units, and include costs associated with decontamination and dismantlement for each of the units. The estimate for Davis-Besse also includes the cost of site restoration. The adjustments to the updated studies which reduced the annual accruals beginning in April 1996 were attributable to changed assumptions on radioactive waste burial cost estimates and the exclusion of site restoration costs for Perry Unit 1 and Beaver Valley Unit 2. After the decommissioning of these units in the future, the two plant sites may be usable for new power production facilities or other industrial purposes.

The revised estimates for the units in current dollars and in dollars at the time of license expiration, assuming a 4% annual inflation rate, are as follows:

                                    License
                                   Expiration                Future
Generating Unit                       Year        Amount     Amount
---------------                    ----------     ------     ------
                                                    (millions of
                                                       dollars)
Davis-Besse                           2017         $342      $  877
Perry Unit 1                          2026          217         791
Beaver Valley Unit 2                  2027           97         369
                                                   ----      ------
      Total                                        $656      $2,037
                                                   ====      ======

The classification, Accumulated Depreciation and Amortization, in the Balance Sheet at December 31, 1996 includes $155 million of decommissioning costs previously expensed and the earnings on the external trust funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding. The trust earnings are recorded as an increase to the trust assets and the related component of the decommissioning reserve (included in Accumulated Depreciation and Amortization).

The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including those of the Operating Companies, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) is reviewing the accounting for removal costs, including decommissioning. If current accounting practices are changed, the annual provision for decommissioning could increase; the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The FASB issued an exposure draft on the subject on February 7, 1996 and continues to review the subject.

(e) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost less amounts disallowed by the PUCO. Construction costs include related payroll taxes, retirement benefits, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rates averaged 10.2% in 1996, 11.5% in 1995 and 9.8% in 1994.

Maintenance and repairs for plant and equipment are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

(f) DEFERRED GAIN AND LOSS FROM SALES OF UTILITY PLANT

The sale and leaseback transactions discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant) and a net loss for the

[Centerior Energy]                                            [Centerior Energy]
sale of Beaver Valley Unit 2. The net gain and net loss were deferred and are being amortized over the terms of the leases. See Note 7(a). These amortizations and the lease expense amounts are reported in the Income Statement as Generation Facilities Rental Expense, Net.

(g) INTEREST CHARGES

Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. See Note 7(a). Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

(h) FEDERAL INCOME TAXES

We use the liability method of accounting for income taxes in accordance with SFAS 109. See Note 8. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, we must record a liability for our tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a regulatory asset and will be recovered over the lives of the related assets. See Note 7(a).

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense.

(i) ACCOUNTS RECEIVABLE SECURITIZATION

In May 1996, the Operating Companies began to sell on a daily basis substantially all of their retail customer accounts receivable and unbilled revenue receivables to Centerior Funding pursuant to a five-year asset-backed securitization agreement.

In July 1996, Centerior Funding completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes. Costs associated with the sale totaling $5 million in 1996 are included in Other Income and Deductions, Net in the Income Statement. These costs are expected to be $11 million annually over the remaining period.

(j) MATERIALS AND SUPPLIES

In December 1996, the Operating Companies sold substantially all of their materials and supplies and fossil fuel inventories for certain generating units and other storage locations to an independent entity at book value. The buyer now provides all of these inventories under a consignment arrangement. In accordance with SFAS 49 accounting for product financing arrangements, the inventories continue to be reported as assets in the Balance Sheet even though the buyer owns the inventories since the Operating Companies have guaranteed to be buyers of last resort.

(k) AT&T TELECOMMUNICATIONS PARTNERSHIP

In April 1996, a wholly owned subsidiary of Centerior Energy and an AT&T Wireless Services (Wireless) subsidiary entered into a 25%/75% partnership called AT&T PCS Cleveland, LLC. The partnership will operate a personal communications services network which will provide wireless communications services to Northeast Ohio and Western Pennsylvania pursuant to licenses owned by Wireless. The total investment of the Centerior Energy subsidiary in the partnership at December 31, 1996 is $23 million.

(2) UTILITY PLANT SALE AND LEASEBACK TRANSACTIONS

The Operating Companies are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively. These leases extend through 2017 and are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Operating Companies are responsible for paying all taxes, insurance premiums, operation and maintenance expenses, and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Operating Companies have options to buy the interests back at certain times at a premium and at the end of the leases for the fair market value at that time or to renew the leases. The leases include conditions for mandatory termination (and possi-

[Centerior Energy]                                            [Centerior Energy]
ble repurchase of the leasehold interests) upon certain events of default. Future minimum lease payments under the operating leases at December 31, 1996 are summarized as follows:


Year                                                  Amount
----                                               ------------
                                                   (millions of
                                                      dollars)
1997                                                  $  165
1998                                                     165
1999                                                     178
2000                                                     187
2001                                                     186
Later Years                                            2,866
                                                      ------
      Total Future Minimum Lease Payments             $3,747
                                                      ======

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1996, 1995 and 1994 as annual rental expense for the Mansfield Plant leases was $115 million. The amounts recorded in 1996, 1995 and 1994 as annual rental expense for the Beaver Valley Unit 2 lease were $63 million, $63 million and $64 million, respectively. See Note 1(f). Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

Toledo Edison is selling 150 megawatts of its Beaver Valley Unit 2 leased capacity entitlement to Cleveland Electric. We anticipate that this sale will continue indefinitely.

(3) PROPERTY OWNED WITH OTHER UTILITIES AND INVESTORS

The Operating Companies own, as tenants in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Operating Companies' share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1996 includes the following facilities owned by the Operating Companies as tenants in common with other utilities and Lessors:

                                                   Property,
                                                   Plant and
                                   Ownership       Equipment
                                   Megawatts     (Exclusive of    Accumulated
    Generating Unit                (% Share)     Nuclear Fuel)    Depreciation
------------------------           ----------    -------------    ------------
                                                     (millions of dollars)
Seneca Pumped Storage              351 (80.00%)     $    65         $    24
Eastlake Unit 5                    411 (68.80)          161              --
Perry Unit 1                       609 (51.02)        2,822             636
Beaver Valley Unit 2 and
 Common Facilities (Note 2)        214 (26.12)        1,488             377
                                                    -------         -------
      Total                                         $ 4,536         $ 1,037
                                                    =======         =======

Depreciation for Eastlake Unit 5 has been accumulated with all other nonnuclear depreciable property rather than by specific units of depreciable property.

(4) CONSTRUCTION AND CONTINGENCIES

(a) CONSTRUCTION PROGRAM

The estimated cost of our construction program for the 1997-2001 period is $905 million, including AFUDC of $25 million and excluding nuclear fuel.

The Clean Air Act Amendments of 1990 (Clean Air Act) require, among other things, significant reductions in the emission of sulfur dioxide and nitrogen oxides by fossil-fueled generating units. Our strategy provides for compliance primarily through greater use of low-sulfur coal at some of our units and the use of emission allowances. Total capital expenditures from 1994 through 1996 in connection with Clean Air Act compliance amounted to $36 million. The plan will require additional capital expenditures over the 1997-2006 period of approximately $42 million for nitrogen oxide control equipment and other plant process modifications. In addition, higher fuel and other operation and maintenance expenses will be incurred. Recently proposed particulate and ozone ambient standards have the potential to increase future compliance costs.

(b) HAZARDOUS WASTE DISPOSAL SITES

The Operating Companies are aware of their potential involvement in the cleanup of three sites listed on the Superfund List and several other sites. The Operating Companies have accrued a liability totaling $10 million at December 31, 1996 based on estimates of the costs of cleanup and their proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations. See Management's Financial
Analysis -- Outlook-Hazardous Waste Disposal Sites.

[Centerior Energy]                                            [Centerior Energy]

(5) NUCLEAR OPERATIONS AND CONTINGENCIES

(a) OPERATING NUCLEAR UNITS

Our three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition, cash flows and results of operations. See the discussion of these and other risks in Management's Financial Analysis -- Outlook-Nuclear Operations.

(b) NUCLEAR INSURANCE

The Price-Anderson Act limits the public liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), our maximum potential assessment under that plan would be $155 million per incident. The assessment is limited to $20 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies contribute their proportionate share of any assessment for the generating units that they have an ownership or leasehold interest in.

The utility owners and lessees of Davis-Besse, Perry and Beaver Valley also have insurance coverage for damage to property at these sites (including leased fuel and cleanup costs). Coverage amounted to $1.3 billion for Davis-Besse and $2.75 billion for each of the Perry and Beaver Valley sites as of January 1, 1997. Damage to property could exceed the insurance coverage by a substantial amount. If it does, our share of such excess amount could have a material adverse effect on our financial condition, cash flows and results of operations. In addition, we can be assessed a maximum of $22 million under these policies during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

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

(6) NUCLEAR FUEL

Nuclear fuel is financed for the Operating Companies through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $273 million ($173 million from intermediate-term notes and $100 million from bank credit arrangements). The intermediate-term notes mature in the 1997 through 2000 period. The bank credit arrangements terminate in October 1998. The special-purpose corporation may not need alternate financing in 1997 to replace $83 million of maturing intermediate-term notes. At December 31, 1996, $216 million of nuclear fuel was financed. The Operating Companies severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments of $92 million, $77 million and $32 million, respectively, at December 31, 1996. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $4 million in 1996, $5 million in 1995 and $11 million in 1994. The estimated future lease amortization payments based on projected consumption are $88 million in 1997, $69 million in 1998, $67 million in 1999 and $62 million in both 2000 and 2001.

(7) REGULATORY MATTERS

(a) REGULATORY ACCOUNTING REQUIREMENTS AND REGULATORY ASSETS

The Operating Companies are subject to the provisions of SFAS 71 and have complied with its provisions. SFAS 71 provides, among other things, for the deferral of certain incurred costs that are probable of future recovery in rates. We monitor changes in market and regulatory conditions and consider the effects of such changes in assessing the continuing applicability of SFAS 71. Criteria that could give rise to discontinuation of the application of SFAS 71 include: (1) increasing competition which significantly restricts the Operating Companies' ability to charge prices which allow them to recover operating costs, earn a fair return on invested capital and recover the amortization of regulatory assets and (2) a significant change in the manner in which rates are set by

[Centerior Energy]                                            [Centerior Energy]
the PUCO from cost-based regulation to some other form of regulation. Regulatory assets represent probable future revenues to the Operating Companies associated with certain incurred costs, which they will recover from customers through the rate-making process.

Effective January 1, 1996, the Operating Companies adopted SFAS 121 which imposes stricter criteria for carrying regulatory assets than SFAS 71 by requiring that such assets be probable of recovery at each balance sheet date. The criteria under SFAS 121 for plant assets require such assets to be written down if the book value exceeds the projected net future undiscounted cash flows.

Regulatory assets in the Balance Sheet are as follows:

                                                December 31,
                                               ---------------
                                                1996     1995
                                               ------   ------
                                                (millions of
                                                   dollars)
Amounts due from customers for future federal
  income taxes, net                            $1,025   $1,067
Unamortized loss from Beaver Valley Unit 2
  sale                                             92       96
Unamortized loss on reacquired debt                82       89
Pre-phase-in deferrals*                           535      553
Rate Stabilization Program deferrals              480      500
Other                                              64       70
                                               ------   ------
    Total                                      $2,278   $2,375
                                               ======   ======

* Represent deferrals of operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Unit 2 in 1987 and 1988 which are being amortized over the lives of the related property.

As of December 31, 1996, customer rates provide for recovery of all the above regulatory assets. The remaining recovery periods for about $1.9 billion of the regulatory assets approximate 30 years. The remaining recovery periods for the rest of the regulatory assets generally range from about two to 20 years. Regulatory liabilities in the Balance Sheet at December 31, 1996 and 1995 totaled $37 million and $21 million, respectively.

(b) RATE ORDER

On April 11, 1996, the PUCO issued an order for the Operating Companies granting price increases aggregating $119 million in annualized revenues ($84 million for Cleveland Electric and $35 million for Toledo Edison). The PUCO rate order provided for recovery of all costs to provide regulated services, including amortization of regulatory assets, in the approved prices. The new prices were implemented in late April 1996. The average price increase for Cleveland Electric and Toledo Edison customers was 4.9% and 4.7%, respectively, with the actual percentage increase depending upon the customer class. The Operating Companies intend to freeze prices through at least 2002, although they are not precluded from requesting further price increases.

The PUCO also recommended that the Operating Companies reduce the value of their assets for regulatory purposes by an aggregate $1.25 billion through 2001. This represents an incremental reduction beyond the normal level in nuclear plant and regulatory assets. Implementation of the price increases was not contingent upon a revaluation of assets. The PUCO invited the Operating Companies to file a proposal to effectuate the PUCO's recommendation and expressed a willingness to consider alternatives to its recommendation. The PUCO stated in its order that failure by the Operating Companies to follow the recommendation could result in a PUCO-ordered write-down of assets for regulatory purposes. The PUCO approved a return on common stock equity of 12.59% and an overall rate of return of 10.06% for both Operating Companies. However, the PUCO also indicated the authorized return could be lowered by the PUCO if the Operating Companies do not implement the recommendation. In August 1996, various intervenors appealed the PUCO rate order to the Ohio Supreme Court. The Operating Companies did not appeal the order to the Ohio Supreme Court. In connection with the PUCO order discussed in Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan, certain parties agreed to request a stay of their appeals until completion of the pending merger with Ohio Edison.

(c) ASSESSMENT

The Operating Companies agree with the concept of accelerating the recognition of costs and recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Operating Companies believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

The Operating Companies have evaluated their markets, regulatory conditions and abilities to bill and collect the approved prices, and conclude that they continue to comply with the provisions of SFAS 71 and their regulatory assets remain probable of recovery. If there is a change in the Operating Companies' evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of the Operating Companies' assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Operating Companies may be required to record material charges to earnings. In particular, if we determine that the Operating Companies no longer meet the criteria for SFAS 71, we would be required to record a before-tax charge to write off the regulatory assets shown above. In the more likely event that only a portion of operations (such as nuclear operations) no longer meets the criteria of SFAS 71, a write-off would be limited to regulatory assets that are not reflected in our cost-based prices established for the remaining regulated operations. In addition, we would be required to evaluate whether the changes in the competitive and regulatory environment

[Centerior Energy]                                            [Centerior Energy]
which led to discontinuing the application of SFAS 71 to some or all of our operations would also result in a write-down of property, plant and equipment pursuant to SFAS 121.

See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan for a discussion of a regulatory plan for the Operating Companies and its effect on their compliance with SFAS 71.

(d) RATE STABILIZATION PROGRAM

The Rate Stabilization Program that the PUCO approved in October 1992 allowed the Operating Companies to defer and subsequently amortize and recover certain costs not being recovered in rates at that time. Recovery of both the costs no longer being deferred and the amortization of the 1992-1995 deferrals began in late April 1996 with the implementation of the price increases granted by the PUCO as discussed above. The cost deferrals recorded in 1995 and 1994 pursuant to the Rate Stabilization Program were $115 million and $112 million, respectively. The amortization of the deferrals began in December 1995. The total amortization was $20 million and $2 million in 1996 and 1995, respectively.

The regulatory accounting measures under the Rate Stabilization Program also provided for the accelerated amortization of certain benefits during the 1992-1995 period. The total annual amount of such accelerated benefits was $46 million in both 1995 and 1994.

(8) FEDERAL INCOME TAX

The components of federal income tax expense recorded in the Income Statement were as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Operating Expenses:
  Current                                 $ 79    $ 88    $ 70
  Deferred                                  32      47      44
                                          ----    ----    ----
    Total Charged to Operating
      Expenses                             111     135     114
                                          ----    ----    ----
Nonoperating Income:
  Current                                  (19)    (20)    (45)
  Deferred                                  10      25      51
                                          ----    ----    ----
    Total Expense (Credit) to
      Nonoperating Income                   (9)      5       6
                                          ----    ----    ----
Total Federal Income Tax Expense          $102    $140    $120
                                          ====    ====    ====

The deferred federal income tax expense results from the temporary differences that arise from the different years when certain expenses are recognized for tax purposes as opposed to financial reporting purposes. Such temporary differences relate principally to depreciation and deferred operating expenses and carrying charges.

Federal income tax, computed by multiplying the income before taxes and preferred dividend requirements of subsidiaries by the 35% statutory rate, is reconciled to the amount of federal income tax recorded on the books as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Book Income Before Federal Income Tax     $279    $421    $390
                                          ====    ====    ====
Tax on Book Income at Statutory Rate      $ 98    $147    $137
Increase (Decrease) in Tax:
  Depreciation                               4       7       3
  Rate Stabilization Program                --     (27)    (27)
  Other items                               --      13       7
                                          ----    ----    ----
Total Federal Income Tax Expense          $102    $140    $120
                                          ====    ====    ====

For tax reporting purposes, the Perry Nuclear Power Plant Unit 2 (Perry Unit 2) abandonment was recognized in 1994 and resulted in a $327 million loss with a corresponding $114 million reduction in federal income tax liability. Because of the alternative minimum tax (AMT), $65 million of the $114 million was realized in 1994. The remaining $49 million will not be realized until 1999. Additionally, a repayment of approximately $29 million of previously allowed investment tax credits was recognized in 1994.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $582 million and deferred tax liabilities of $2.459 billion at December 31, 1996 and deferred tax assets of $604 million and deferred tax liabilities of $2.479 billion at December 31, 1995. These are summarized as follows:

                                                December 31,
                                               ---------------
                                                1996     1995
                                               ------   ------
                                                (millions of
                                                  dollars)
Property, plant and equipment                  $2,094   $2,095
Deferred carrying charges and operating
  expenses                                        218      224
Net operating loss carryforwards                  (44)    (113)
Investment tax credits                           (139)    (145)
Sale and leaseback transactions                  (121)    (127)
Other                                            (131)     (59)
                                               ------   ------
    Net deferred tax liability                 $1,877   $1,875
                                               ======   ======

For tax purposes, net operating loss (NOL) carryforwards of approximately $125 million are available to reduce future taxable income and will expire in 2009. The 35% tax effect of the NOLs is $44 million. Additionally, AMT credits of $275 million that may be carried forward indefinitely are available to reduce future tax.

(9) RETIREMENT BENEFITS

(a) RETIREMENT INCOME PLAN

We sponsor a noncontributing pension plan which covers all employee groups. The amount of retirement benefits generally depends upon the length of service. Under certain circumstances, benefits can begin as early as age 55. Our funding policy is to comply with the Employee Retirement Income Security Act of 1974 guidelines.

Pension costs (credits) for 1994 through 1996 were comprised of the following components:

[Centerior Energy]                                            [Centerior Energy]

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                                dollars)
Service cost for benefits earned during
  the period                             $ 13    $ 10    $ 13
Interest cost on projected benefit
  obligation                               28      26      26
Actual return on plan assets              (50)    (53)     (2)
Net amortization and deferral               2       9     (34)
                                         ----    ----    ----
  Net costs (credits)                    $ (7)   $ (8)   $  3
                                         ====    ====    ====

The following table presents a reconciliation of the funded status of the plan.

                                               December 31,
                                               -------------
                                               1996     1995
                                               ----     ----
                                               (millions of
                                                  dollars)
Actuarial present value of benefit
  obligations:
  Vested benefits                              $326     $304
  Nonvested benefits                             16        2
                                               ----     ----
    Accumulated benefit obligation              342      306
  Effect of future compensation levels           53       54
                                               ----     ----
    Total projected benefit obligation          395      360
Plan assets at fair market value                421      394
                                               ----     ----
    Funded status                                26       34
Unrecognized net gain from variance between
  assumptions and experience                    (56)     (68)
Unrecognized prior service cost                  14       15
Transition asset at January 1, 1987 being
  amortized over 19 years                       (32)     (36)
                                               ----     ----
    Net accrued pension liability included in
      Retirement Benefits in the Balance
      Sheet                                    $(48)    $(55)
                                               ====     ====

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.75% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1997 and 4% thereafter. At December 31, 1995, the settlement rate and long-term rate of return on plan assets assumptions were 8% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1996 and 1997 and 4% thereafter.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

(b) OTHER POSTRETIREMENT BENEFITS

We sponsor a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. Under SFAS 106, the accounting standard for postretirement benefits other than pensions, the expected costs of such benefits are accrued during the employees' years of service.

The components of the total postretirement benefit costs for 1994 through 1996 were as follows:

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                                dollars)
Service cost for benefits earned during
  the period                             $ 2     $ 2     $ 2
Interest cost on accumulated
  postretirement benefit obligation       18      18      18
Amortization of transition obligation
  at January 1, 1993 of $167 million
  over 20 years                            7       7       8
Amortization of gain                      --      (1)     --
                                         ---     ---     ---
  Total costs                            $27     $26     $28
                                         ===     ===     ===

The accumulated postretirement benefit obligation and accrued postretirement benefit cost are as follows:

                                               December 31,
                                               -------------
                                               1996    1995
                                               -----   -----
                                               (millions of
                                                  dollars)
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                         $(177)  $(200)
  Fully eligible active plan participants         (4)     (3)
  Other active plan participants                 (31)    (28)
                                               -----   -----
    Accumulated postretirement benefit
      obligation                                (212)   (231)
Unrecognized net gain from variance between
  assumptions and experience                     (44)    (21)
Unamortized transition obligation                120     128
                                               -----   -----
    Accrued postretirement benefit cost
      included in
      Retirement Benefits in the Balance
      Sheet                                    $(136)  $(124)
                                               =====   =====

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996 and 1995, the settlement rate and the long-term rate of annual compensation increase assumptions were the same as those discussed for pension reporting in Note 9(a). At December 31, 1996, the assumed annual health care cost trend rates (applicable to gross eligible charges) were 7.5% for medical and 7% for dental in 1997. Both rates reduce gradually to a fixed rate of 4.75% by 2003. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by one percentage point in each future year, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by $6 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $0.5 million.

(10) GUARANTEES

The Operating Companies have guaranteed certain loan and lease obligations of a coal supplier under a long-term coal supply contract. At December 31, 1996, the principal amount of the loan and lease obligations guaranteed by the Operating Companies under the contract was $30 million.

The prices under the contract which includes certain minimum payments are sufficient to satisfy the loan and lease obligations and mine closing costs over the life of the contract. If the contract is terminated early for any reason, the Operating Companies would attempt to reduce the termination charges and would ask the PUCO to allow recovery of such charges from customers through the fuel factor of the respective Operating Company. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

[Centerior Energy]                                            [Centerior Energy]

(11) CAPITALIZATION

(a) CAPITAL STOCK TRANSACTIONS AND COMMON SHARES RESERVED FOR ISSUANCE

Shares sold, retired and purchased for treasury during the three years ended December 31, 1996 are listed in the following table.

                                        1996    1995     1994
                                        ----    ----    ------
                                        (thousands of shares)
Centerior Energy Common Stock:
  Dividend Reinvestment and Stock
    Purchase Plan                         --      --       683
  Employee Savings Plan                   --      --       259
  Employee Purchase Plan                  --      --        46
                                        ----    ----    ------
    Total Common Stock Sales              --      --       988
  Treasury Shares                         (3)     (3)       --
                                        ----    ----    ------
    Net Increase (Decrease)               (3)     (3)      988
                                        ====    ====    ======
Preferred Stock of Subsidiaries
  Subject to Mandatory Redemption:
    Cleveland Electric Retirements
      $ 7.35 Series C                    (10)    (10)      (10)
       88.00 Series E                     (3)     (3)       (3)
      Adjustable Series M                 --    (100)     (100)
        9.125 Series N                  (150)   (111)     (189)
       91.50 Series Q                    (11)    (11)       --
       90.00 Series S                     --      (1)       --
    Toledo Edison Retirements
      $100 par $9.375                    (17)    (17)      (17)
        25 par  2.81                      --    (400)     (800)
Preferred Stock of Subsidiaries Not
  Subject to Mandatory Redemption:
    Cleveland Electric Retirements
      Adjustable Series L                (26)     --        --
                                        ----    ----    ------
    Net (Decrease)                      (217)   (653)   (1,119)
                                        ====    ====    ======

Shares of common stock required for our stock plans in 1996 were acquired in the open market.

In addition to such stock plan-related purchases, the Board of Directors has authorized the purchase in the open market of up to 10% of our common stock shares outstanding until June 30, 1997. No such purchases have been made.

The number of common stock shares reserved for issuance under the Employee Savings Plan and the Employee Purchase Plan was 1,702,475 and 423,797, respectively, at December 31, 1996.

In June 1996, the Board of Directors adopted a share owner rights plan under which Centerior Energy common stock share owners of record on July 8, 1996 were granted a right to purchase one five-hundredth of a share of Centerior Energy preferred stock for each share of common stock owned on that date. The Board of Directors will decide if the rights will be exercisable in the event of an unsolicited takeover attempt that the Board determines not to be in the best interest of Centerior Energy or its share owners.

Under an Equity Compensation Plan (Compensation Plan) adopted in 1994, options to purchase shares of common stock and awards of restricted common stock were granted to management employees. In 1996, options were issued for 619,800 shares at an exercise price of $11.00 but options for 4,000 shares were subsequently surrendered. In 1995, options were issued for 285,000 shares at an exercise price of $14.58. In 1994, options were issued for 264,900 shares at an exercise price of $13.20 but options for 9,500 and 6,800 shares were surrendered in 1995 and 1996, respectively. The options expire 10 years from the date of the grant and vest over four years. The number of shares available for issuance under the Compensation Plan each year is determined by formula, generally 0.5% of outstanding shares. Shares of common stock required for the Compensation Plan may be either issued as new shares, issued from treasury stock or acquired in the open market specifically for distribution under the Compensation Plan. No compensation cost has been recognized for the options issued. Computing compensation cost for the options consistent with SFAS 123 would not have materially affected net income in 1996 and 1995, and earnings per common share reported in both years would not have changed.

Upon consummation of the pending merger of Centerior Energy and Ohio Edison, outstanding options will become exercisable for shares of FirstEnergy common stock with the prices and number of shares adjusted to reflect the exchange ratio. Limitations on restricted common stock awarded under the Compensation Plan will lapse automatically upon consummation of the merger.

(b) EQUITY DISTRIBUTION RESTRICTIONS

The Operating Companies can make cash available to fund Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. Each Operating Company has since 1993 declared and paid preferred stock dividends, and Cleveland Electric has also declared and paid common stock dividends, out of appropriated current net income included in retained earnings. At the times of such declarations and payments, each Operating Company had a deficit in its retained earnings. At December 31, 1996, Cleveland Electric and Toledo Edison had $130 million and $223 million, respectively, of appropriated retained earnings for the payment of dividends. Toledo Edison also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which mature in August 1997) that requires common stock dividends to be paid out of its total balance of retained earnings, which had been a deficit from 1993 through November 1996. At December 31, 1996, Toledo Edison's total retained earnings were $5 million. See Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity.

(c) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $32 million in 1997, $16 million in 1998, $35 million in 1999, $33 million in 2000 and $80 million in 2001.

[Centerior Energy]                                            [Centerior Energy]

The annual mandatory redemption provisions are as follows:

                                     Shares              Price
                                     To Be    Beginning   Per
                                    Redeemed     in      Share
                                    --------  ---------  ------
Cleveland Electric Preferred:
  $ 7.35 Series C                    10,000      1984    $  100
   88.00 Series E                     3,000      1981     1,000
    9.125 Series N                  150,000      1993       100
   91.50 Series Q                    10,714      1995     1,000
   88.00 Series R                    50,000      2001*    1,000
   90.00 Series S                    18,750      1999     1,000
Toledo Edison Preferred:
  $100 par $9.375                    16,650      1985       100

* All outstanding shares to be redeemed on December 1, 2001.

In 1995, Cleveland Electric purchased 1,000 shares of Serial Preferred Stock, $90.00 Series S, which reduces the 2002 redemption requirement shown in the above table.

The annualized preferred dividend requirement for the Operating Companies at December 31, 1996 was $55 million.

The preferred dividend rates on Cleveland Electric's Series L and Toledo Edison's Series A and B fluctuate based on prevailing interest rates and market conditions. The dividend rates for these issues averaged 7%, 7.11% and 7.75%, respectively, in 1996.

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

(d) LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt which matures or is subject to put options during the next five years is as follows: $164 million in 1997, $107 million in 1998, $253 million in 1999, $36 million in 2000 and $92 million in 2001.

The mortgages of the Operating Companies constitute direct first liens on substantially all property owned and franchises held by them. Excluded from the liens, among other things, are cash, securities, accounts receivable, fuel, supplies and, in the case of Toledo Edison, automotive equipment.

Certain credit agreements of the Operating Companies contain covenants relating to fixed charge coverage ratios and limitations on secured financing other than through first mortgage bonds or certain other transactions. The Operating Companies were in compliance with all such covenants as of December 31, 1996. The Operating Companies have letters of credit in connection with the sale and leaseback of Beaver Valley Unit 2 that expire in June 1999. The letters of credit are in an aggregate amount of approximately $225 million and are secured by first mortgage bonds of Cleveland Electric and Toledo Edison in the proportion of 40% and 60%, respectively. At December 31, 1996, Toledo Edison had outstanding $8 million of notes secured by subordinated mortgage collateral.

(12) SHORT-TERM BORROWING ARRANGEMENTS

Centerior Energy has a $125 million revolving credit facility through May 1997. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Operating Companies. Centerior Energy plans to transfer any of its borrowed funds to the Operating Companies. The credit agreement is secured with first mortgage bonds of Cleveland Electric and Toledo Edison in the proportion of 40% and 60%, respectively. The credit agreement also provides the participating banks with a subordinate mortgage security interest on the Operating Companies' properties. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. There were no borrowings under the facility at December 31, 1996. Also, the Operating Companies may borrow from each other on a short-term basis.

(13) FINANCIAL INSTRUMENTS

The estimated fair values at December 31, 1996 and 1995 of financial instruments that do not approximate their carrying amounts in the Balance Sheet are as follows:

                                           December 31,
                                ----------------------------------
                                      1996              1995
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                       (millions of dollars)
Capitalization and Liabilities:
  Preferred Stock, with
    Mandatory Redemption
    Provisions                   $  221   $  225   $  252   $  239
  Long-Term Debt                  3,616    3,716    3,945    3,961

Noncash investments in the Nuclear Plant Decommissioning Trusts are summarized in the following table.

                                                December 31,
                                                -------------
                                                1996     1995
                                                ----     ----
                                                (millions of
                                                   dollars)
Type of Securities:
  Debt Securities:
    Federal Government                          $ 24     $47
    Municipal                                     --      25
    Other                                          8      --
                                                ----     ---
                                                  32      72
  Equity Securities                               95      --
                                                ----     ---
      Total                                     $127     $72
                                                ====     ===
Maturities of Debt Securities:
  due within one year                           $ --     $ 1
  Due in one to five years                        17      22
  Due in six to 10 years                           7      24
  Due after 10 years                               8      25
                                                ----     ---
      Total                                     $ 32     $72
                                                ====     ===

The fair value of these trusts is estimated based on the quoted market prices for the investment securities and approximates the carrying value. The fair value of the Operating Companies' preferred stock, with mandatory

[Centerior Energy]                                            [Centerior Energy]
redemption provisions, and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1996 and 1995 because of their short-term nature.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1996.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                    (millions of dollars,
                                  except per share amounts)
1996
  Operating Revenues           $605      $609       $727      $612
  Operating Income             $109      $117       $172      $118
  Net Income                   $  7      $ 19       $ 73      $ 22
  Average Common Shares
    (millions)                148.0     148.0      148.0     148.0
  Earnings Per Common
    Share                     $ .04     $ .13      $ .50     $ .15
  Dividends Paid Per
    Common Share              $ .20     $ .20      $ .20     $ .20
1995
  Operating Revenues           $588      $607       $740      $581
  Operating Income             $130      $137       $205      $118
  Net Income                   $ 38      $ 44       $109      $ 29
  Average Common Shares
    (millions)                148.0     148.0      148.0     148.0
  Earnings Per Common
    Share                     $ .26     $ .30      $ .74     $ .20
  Dividends Paid Per
    Common Share              $ .20     $ .20      $ .20     $ .20

Earnings for the quarter ended March 31, 1996 were decreased by $7 million, or $.05 per share, as a result of Toledo Edison's $11 million write-down of the net book value of two inactive production facilities. The write-down resulted from a decision that the facilities are no longer expected to provide revenues.

Earnings for the quarter ended September 30, 1996 were decreased by $15 million, or $.10 per share, as a result of a $23 million charge for the disposition of materials and supplies inventory. The sale and disposal of inventory was part of the reengineering of the supply chain process.

(15) PENDING MERGER OF CENTERIOR ENERGY AND OHIO EDISON

On September 13, 1996, Centerior Energy and Ohio Edison entered into an agreement and plan of merger to form a new holding company, FirstEnergy. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the Operating Companies and all of the issued and outstanding Ohio Edison common stock. As a result of the merger, the common stock share owners of Centerior Energy and Ohio Edison will own all of the issued and outstanding shares of FirstEnergy common stock. Centerior Energy share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned. Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned. FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles.

In addition to the approvals by the share owners of Centerior Energy and Ohio Edison common stock, various aspects of the merger are subject to the approval of the FERC and other regulatory authorities. A rate reduction and economic development plan for the Operating Companies has been approved by the PUCO. From the date of consummation of the merger through 2006, the plan provides for rate reductions, frozen fuel cost factors, economic development incentive prices, an energy-efficiency program, an earnings cap and an accelerated reduction in nuclear and regulatory assets for regulatory purposes. The plan will require the Operating Companies to write off certain regulatory assets at the time the merger becomes probable, which is expected to be after obtaining the aforementioned approvals of the merger. The write-off amount to be charged against earnings, estimated by FirstEnergy to be approximately $750 million, will be determined based upon the plan's regulatory accounting and cost recovery details to be submitted by FirstEnergy to the PUCO staff for approval.

If the merger is not consummated, the plan would be null and void. See Management's Financial Analysis -- Outlook-Pending Merger with Ohio Edison and -FirstEnergy Rate Plan for a discussion of the proposed merger and the plan.

[Centerior Energy]                                            [Centerior Energy]

FINANCIAL AND STATISTICAL REVIEW

                 OPERATING REVENUES (millions of dollars)

                                                                                                                             Total
                                                                          Total                    Total        Steam      Operating
Year              Residential     Commercial     Industrial     Other     Retail    Wholesale     Electric     Heating     Revenues
------------------------------------------------------------------------------------------------------------------------------------
1996                 $ 808            765            777         133      2 483         70          2 553         --        $ 2 553
1995                   797            747            777         136      2 457         59          2 516         --          2 516
1994                   758            722            758         137      2 375         46          2 421         --          2 421
1993                   768            716            754         143      2 381         93          2 474         --          2 474
1992                   732            706            766         143      2 347         91          2 438         --          2 438
1986                   599            517            676          80      1 872         19          1 891         13          1 904
------------------------------------------------------------------------------------------------------------------------------------

                 OPERATING EXPENSES (millions of dollars)

                       Other       Generation                                                Amortization of
         Fuel &      Operation     Facilities    Depreciation     Taxes,       Deferred          Federal         Total
        Purchased        &           Rental           &         Other Than     Operating         Income        Operating
Year      Power     Maintenance   Expense, Net   Amortization      FIT       Expenses, Net       Taxes         Expenses
------------------------------------------------------------------------------------------------------------------------
                                                                                                                <
1996      $ 465         635            159            304           320            43             111           $ 2 037
1995        465         617            160            281           322           (53)            135             1 927
1994        442         595            160            278           309           (55)            114             1 843
1993        474         924(a)         159            258           312            23(b)           11             2 161
1992        473         623            161            256           318           (52)            122             1 901
1986        530         551             --            141           195            --             138             1 555
------------------------------------------------------------------------------------------------------------------------

                 INCOME (LOSS) (millions of dollars)

                                                                        Federal        Income
                                             Other        Deferred       Income        (Loss)
                                            Income &      Carrying      Taxes--        Before
                  Operating     AFUDC--    Deductions,    Charges,       Credit       Interest       Debt
Year               Income       Equity        Net           Net        (Expense)      Charges      Interest
-----------------------------------------------------------------------------------------------------------
1996                $ 516           3          (17)           --             9           511          337
1995                  589           3            6            43            (5)          636          358
1994                  578           5            8            40            (6)          625          361
1993                  313           5         (589)(c)      (649)(b)       398          (522)         359
1992                  537           2            9           100            (7)          641          365
1986                  349         308           (8)           --           116           765          406
-----------------------------------------------------------------------------------------------------------

    INCOME (LOSS) (millions of dollars)                              COMMON STOCK (dollars per share & %)

                                                                                      Return on
                      Preferred &                      Average                         Average
                      Preference         Net           Shares                          Common
          AFUDC--       Stock          Income        Outstanding       Earnings         Stock        Dividends       Book
Year       Debt       Dividends        (Loss)         (millions)        (Loss)         Equity         Declared      Value
---------------------------------------------        ---------------------------------------------------------------------
1996      $ (3)           56            $ 121            148.0          $   .82            6.1%        $  .80       $13.42
1995        (3)           61              220            148.0             1.49           11.4            .80        13.40
1994        (6)           66              204            147.8             1.38           11.1            .80        12.71
1993        (5)           67             (943)           144.9            (6.51)         (40.3)          1.60        12.14
1992        (1)           65              212            141.7             1.50            7.4           1.60        20.22
1986      (118)           85              392            128.9             3.04           13.7           2.49        22.13
--------------------------------------------------------------------------------------------------------------------------

(a) Includes early retirement program expenses and other charges of $272 million.

(b) Includes write-off of phase-in deferrals of $877 million, consisting of $172 million of deferred operating expenses and $705 million of deferred carrying charges.

[Centerior Energy]                                            [Centerior Energy]

                                   Centerior Energy Corporation and Subsidiaries

               ELECTRIC SALES (millions of KWH)                                   ELECTRIC CUSTOMERS
                                                                                  (thousands at year end)
                                                                                                               Industrial
Year    Residential    Commercial    Industrial    Wholesale    Other    Total    Residential    Commercial      & Other      Total
------------------------------------------------------------------------------    -------------------------------------------------
1996       7 103          7 698        12 278        2 804      1 011    30 894       925            98             11        1 034
1995       7 227          7 694        12 168        2 626      1 050    30 765       930            99             11        1 040
1994       6 980          7 481        12 069        1 842      1 074    29 446       925            98             11        1 034
1993       6 974          7 306        11 687        3 027      1 022    30 016       924            97             12        1 033
1992       6 666          7 086        11 551        2 814      1 011    29 128       925            97             13        1 035
1986       6 527          6 239        11 409          359        909    25 443       899            88             12          999
-----------------------------------------------------------------------------------------------------------------------------------

               RESIDENTIAL USAGE
                                  Average     Average
                     Average       Price      Revenue
                     KWH Per        Per         Per
  Year               Customer       KWH       Customer
------------------------------------------------------
1996                   7 685       11.38c     $874.53
1995                   7 791       11.02       858.66
1994                   7 556       10.86       820.89
1993                   7 546       11.01       830.99
1992                   7 227       10.98       793.68
1986                   7 108        9.18       654.99
-----------------------------------------------------

               LOAD (MW & %)                          ENERGY (millions of KWH)                               FUEL

             Net                                            Company Generated                                          Efficiency--
           Seasonal     Peak    Capacity     Load     -----------------------------    Purchased             Fuel Cost   BTU Per
Year      Capability    Load     Margin     Factor    Fossil(d)    Nuclear    Total      Power      Total     Per KWH      KWH
--------------------------------------------------    ----------------------------------------------------   -------------------
1996        5 873       5 679      3.3%      61.2%    19 584       12 404     31 988       817      32 805      1.32c     10 336
1995        5 924       5 779      2.4       60.0     17 260       14 936     32 196       338      32 534      1.38      10 447
1994        6 226       5 291     15.0       63.9     18 000       11 824     29 824       922      30 746      1.35      10 454
1993        6 226       5 397     13.3       61.6     21 105       10 435     31 540       273      31 813      1.39      10 276
1992        6 463       5 091     21.2       63.4     17 371       13 814     31 185      (122)     31 063      1.45      10 395
1986        5 535       5 021      9.3       63.0     22 613           24     22 637     4 669      27 306      1.79      10 292
--------------------------------------------------------------------------------------------------------------------------------

               INVESTMENT (millions of dollars)

                                                        Construction
               Utility                                    Work In                       Total
                Plant      Accumulated                    Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net         & Perry        Fuel and     Plant and       Plant        Total
Year           Service     Amortization      Plant         Unit 2         Other       Equipment     Additions     Assets
-----------------------------------------------------------------------------------------------     ---------     ------
1996           $9 867          3 272          6 595            79           278         $6 952       $   160      $10 210
1995            9 768          3 036          6 732           101           302          7 135           210       10 643
1994            9 770          2 906          6 864           129           343          7 336           197       10 691
1993            9 571          2 677          6 894           181           385          7 460           218       10 710
1992            9 449          2 488          6 961           781           424          8 166           200       12 071
1986            4 640          1 368          3 272         5 144           653          9 069         1 134        9 918
-------------------------------------------------------------------------------------------------------------------------

               CAPITALIZATION (millions of dollars & %)

                                       Preferred &
                                        Preference         Preferred
                                       Stock, with       Stock, without
                                        Mandatory          Mandatory
                   Common Stock         Redemption         Redemption
Year                  Equity            Provisions         Provisions        Long-Term Debt      Total
-------------------------------------------------------------------------------------------------------
1996             $1 987        33%     189         3%     448         7%     3 444        57%    $6 068
1995              1 984        31      220         3      451         7      3 734        59      6 389
1994              1 882        30      253         4      451         7      3 697        59      6 283
1993              1 785        27      313         5      451         7      4 019        61      6 568
1992              2 889        39      364         5      354         5      3 694        51      7 301
1986              2 991        39      488         7      404         5      3 793        49      7 676
-------------------------------------------------------------------------------------------------------

(c) Includes write-off of Perry Unit 2 of $583 million.

(d) Reduced by net energy used by the Seneca Pumped Storage Plant for pumping.

[Centerior Energy]                                            [Centerior Energy]

MANAGEMENT'S FINANCIAL ANALYSIS

OUTLOOK

STRATEGIC PLAN

In early 1994, Centerior Energy Corporation (Centerior Energy), along with The Cleveland Electric Illuminating Company (Company) and The Toledo Edison Company (Toledo Edison), created a strategic plan to achieve the twin goals of strengthening their financial conditions and improving their competitive positions. The Company and Toledo Edison are the two wholly owned electric utility subsidiaries of Centerior Energy. The plan's objectives relate to the combined operations of all three companies. To meet these goals, we seek to maximize share owner return on Centerior Energy common stock, achieve profitable revenue growth, become a leader in customer satisfaction, build a winning employee team and attain increasingly competitive supply costs. During 1996, the third year of the eight-year plan, we made strong gains toward reaching some plan objectives but need significant improvement on others.

A major step taken to reach the twin goals was Centerior Energy's agreement to merge with Ohio Edison Company (Ohio Edison) to form a new holding company called FirstEnergy Corp. (FirstEnergy). The proposed merger, combined with good operating performance, a successful price increase and the accelerated paydown of debt, resulted in a significant stock price gain, such that the total return to Centerior Energy common stock share owners during 1996 was 33%. The merger is expected to better position the merged companies to meet coming competitive challenges.

Revenue growth is a key objective of the plan, from pricing actions as well as market expansion.

In April 1996, The Public Utilities Commission of Ohio (PUCO) approved in full the $119 million price increases requested by the Company and Toledo Edison ($84 million and $35 million, respectively). The primary purpose of the increases was to provide additional revenues to recover all the costs of providing electric service, including deferred costs, and provide a fair return to Centerior Energy common stock share owners. The additional revenues also provided cash to accelerate the redemption of debt and preferred stock.

For the second year in a row, the Company's total kilowatt-hour sales increased. Although kilowatt-hour sales to our retail customers decreased by 1% compared to 1995 results, our wholesale sales increased by 27% from 1995 as a result of the good availability of our generating units and a more aggressive bulk power marketing effort. Adjusted for weather, kilowatt-hour sales to residential and commercial customers increased by 1% and 0.8%, respectively, from 1995.

Another key element of our revenue strategy is to offer long-term contracts to large industrial customers who might otherwise consider changing power suppliers. During 1996, we renewed and extended for as long as ten years contracts with many of our large industrial customers, including the five largest. While this strategy has resulted in lower prices for these customers, in the long run, it is expected to maximize share owner value by retaining our customer base in a changing industry. Prior to these renewals, 61% of our industrial base rate (nonfuel) revenues under contract was scheduled for renewal before 1999. Following the renewals, the comparable percentage is 18%. At year-end 1996, 51% of our industrial base rate revenues was under long-term contracts.

Our continued emphasis on economic development activities is adding to our opportunities for revenue growth. In 1996, we gained commitments on 24 economic development projects, representing almost $6 million in new and retained annual base rate revenues and nearly 4,000 new and retained jobs for Northeast Ohio.

Under the strategic plan, Centerior Energy and its subsidiaries are structured in six strategic business groups to better focus on competitiveness. During 1996, the Company reduced employment from about 3,600 to 3,300. Further reduction in our work force to about 3,100 is planned by year-end 1997. We also plan to reduce expenditures for operation and maintenance activities (exclusive of fuel and purchased power expenses) and capital projects from $593 million in 1996 to approximately $560 million in 1997 by continuing to streamline operations. We will continue to reduce our unit cost of fuel used for generating electricity, while safely improving the operating performance of our generation facilities.

Reducing fixed financing costs is another primary objective in strengthening our financial and competitive position. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases (partially offset by the new accounts receivable securitization) by $145 million. See Notes 1(j) and
2. Interest expense and preferred dividends dropped $10 million. In the last three years, fixed obligations were reduced by $246 million.

In 1996, we reported earnings available for common stock of $78 million compared to $141 million in 1995. The decline in reported earnings is primarily attributable to the delay in implementing our price increase until late April, while we began at the end of 1995 to charge earnings for operating expenses and amortization of deferrals which the price increase was designed to recover. The price increase contributed approximately $33 million (after tax) more cash to our earnings in 1996. The change in regulatory accounting measures resulted in an $85 million decrease in reported earnings for 1996 versus 1995. In addition, 1996 results included a noncash charge against earnings of $11 million after tax for the disposition of inventory. Excluding these factors, basic earnings from operations in 1996 were the same as in 1995; however, the quality of reported earnings improved. The full benefit of our $84 million price increase, substantial reductions in operation and maintenance expenses and a continuing decline in interest charges are expected to result in improvement in earnings and cash flow from operations in 1997.

[Cleveland Electric]                                        [Cleveland Electric]

PENDING MERGER WITH OHIO EDISON

On September 16, 1996, Centerior Energy announced its merger with Ohio Edison in a stock-for-stock transaction. Centerior Energy share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned, while Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the Company, Toledo Edison and Ohio Edison.

FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles. If FirstEnergy elects to apply, or "push down", the effects of purchase accounting to the financial statements of the Company and Toledo Edison, the Company and Toledo Edison would record adjustments to: (1) reduce the carrying value of nuclear generating plant by $1.25 billion to fair value; (2) recognize goodwill of $865 million; (3) reduce common stock equity by $401 million; (4) reset retained earnings of the Company and Toledo Edison to zero; and (5) reduce the related deferred federal income tax liability by $438 million. These amounts reflect FirstEnergy's estimates of the pro forma combined adjustments for the Company and Toledo Edison as of September 30, 1996. The actual adjustments to be recorded could be materially different from these estimates. FirstEnergy has not decided whether to push down the effects of purchase accounting to the financial statements of the Company and Toledo Edison if the merger with Ohio Edison is completed, nor has FirstEnergy estimated the allocations between the two companies if push-down accounting is elected.

We believe that the merger will create a company that is better positioned to compete in the electric utility industry than either Centerior Energy or Ohio Edison could on a stand-alone basis, enhancing long-term share owner value and providing customers with reliable service at more stable and competitive prices.

The combination of Centerior Energy and Ohio Edison is a natural alliance of two companies with adjoining service areas who already share many major generating units. FirstEnergy expects to reduce costs, maximize efficiencies and increase management flexibility in order to enhance revenues, cash flows and earnings and be a more effective competitor in the increasingly competitive electric utility industry.

FirstEnergy anticipates the merger will result in net savings for the combined companies of approximately $1 billion over ten years, in addition to the impact of cost reduction programs underway at both companies. The additional savings, which probably could not be achieved without the merger, will result primarily from the reduction of duplicative functions and positions, joint dispatch of generating facilities and procurement efficiencies. FirstEnergy expects reductions in labor costs to comprise slightly over half the estimated savings. In addition, FirstEnergy expects to reduce system-wide debt by at least $2.5 billion through the year 2000, yielding additional long-term savings in the form of lower interest expense.

The Company's share of the $1 billion of savings will permit the Company to reduce prices to its customers as discussed below under FirstEnergy Rate Plan. Absent the merger, the Company plans to achieve savings as well, but at a lower level, which is expected to allow prices to be frozen at current levels until at least 2002 despite inflationary pressures.

Various aspects of the merger are subject to the approval of the Federal Energy Regulatory Commission (FERC) and other regulatory authorities. Common stock share owners of Centerior Energy and Ohio Edison are expected to vote on approval of the merger agreement on March 27, 1997. The merger must be approved by the affirmative votes of the share owners of at least two-thirds of the outstanding shares of Ohio Edison common stock and a majority of the outstanding shares of Centerior Energy common stock. The merger is expected to be effective in late 1997.

FIRSTENERGY RATE PLAN

On January 30, 1997, the PUCO approved a Rate Reduction and Economic Development Plan (Plan) for the Company and Toledo Edison to be effective upon the consummation of the Centerior Energy and Ohio Edison merger. The Plan would be null and void if the merger is not consummated. The rate order granting the April 1996 price increase will remain in full force and effect during the pendency of the merger or if the merger is not consummated.

The Plan calls for a base rate freeze through 2005 (except to comply with any significant changes in environmental, regulatory or tax laws), followed by an immediate $310 million (which represents a decrease of approximately 15% from current levels) base rate reduction in 2006 (the Company's share is expected to be $217 million); interim reductions beginning seven months after consummation of the merger of $3 per month increasing to $5 per month per residential customer by July 1, 2001; $105 million for economic development and energy efficiency programs (the Company's share is expected to be $70 million); earnings caps for regulatory purposes for the Company and Toledo Edison; a commitment by FirstEnergy for a reduction, for regulatory accounting purposes, in nuclear and regulatory assets by the end of 2005 of at least $2 billion more than it otherwise would be, through revaluing facilities or accelerating depreciation and amortization; and a freeze in fuel cost factors until December 31, 2005, subject to PUCO review at year-end 2002 and annual inflation adjustments. The Plan permits the Company and Toledo Edison to dispose of generating assets subject to notice and possible PUCO approval, and to enter into associated power purchase arrangements.

Total price savings for the Company's customers of about $280 million are anticipated over the term of the Plan, as summarized below, excluding potential economic devel-

[Cleveland Electric]                                        [Cleveland Electric]
opment benefits and assuming that the merger takes place on December 31, 1997. The total price savings for customers of the Company and Toledo Edison are expected to be about $391 million.


Year                                  Amount
----                               ------------
                                   (millions of
                                      dollars)
1998                                   $ 15
1999                                     27
2000                                     31
2001                                     39
2002                                     42
2003                                     42
2004                                     42
2005                                     42
                                       ----
    Total                              $280
                                       ====

Under the Plan's earnings cap, the Company and Toledo Edison will be permitted to earn up to an 11.5% return on common stock equity for regulatory purposes during calendar years prior to 2000, 12% during calendar years 2000 and 2001, and 12.59% during calendar years 2001 through 2005. The regulatory return on equity is generally expected to be lower than the return on equity calculated for financial reporting purposes due to the calculation methodology defined by the Plan and, as discussed in the next paragraph, anticipated differences in accounting for the Plan for financial reporting versus regulatory purposes. If for any calendar year the regulatory return on equity exceeds the specified level, the excess will be credited to customers, first through a reduction in Percentage of Income Payment Plan (PIPP) arrearages and then as a credit to base rates. PIPP is a deferred payment program for low-income residential customers.

The Plan requires, for regulatory purposes, a revaluation of or an accelerated reduction in the investment in nuclear plant and certain regulatory assets of the Company and Toledo Edison (excluding amounts due from customers for future federal income taxes) by at least $2 billion by the end of 2005. FirstEnergy has not yet determined each company's estimated share of the $2 billion. Only a portion of the $2 billion of accelerated costs is expected to be charged against the two companies' earnings for financial reporting purposes by 2005.

FirstEnergy believes that the Plan will not provide for the full recovery of costs and a fair return on investment associated with the nuclear operations of the Company and Toledo Edison. Pursuant to the PUCO's order, FirstEnergy is required to submit to the PUCO staff the regulatory accounting and cost recovery details for implementing the Plan. After approval of such details by the PUCO staff, FirstEnergy expects that the Company and Toledo Edison will discontinue the application of Statement of Financial Accounting Standards (SFAS) 71 for their nuclear operations if and when consummation of the merger becomes probable. The remainder of their business is expected to continue to comply with the provisions of SFAS 71. At the time the merger is probable, the Company and Toledo Edison would be required to write off certain of their regulatory assets for financial reporting purposes. The write-off amounts would be determined at that time. FirstEnergy estimates the write-off amounts for the Company and Toledo Edison will total approximately $750 million. The Company's share of the write-off is expected to be about two-thirds of this amount. Under the Plan, some or all of this write-off cannot be applied toward the $2 billion regulatory commitment discussed above. For financial reporting purposes, nuclear generating units are not expected to be impaired. If events cause either the Company or Toledo Edison or both companies to conclude they no longer meet the criteria for applying SFAS 71 for the remainder of their business, they would be required to write off their remaining regulatory assets and measure all other assets for impairment. For a discussion of the criteria for complying with SFAS 71, see
Note 7(a).

APRIL 1996 RATE ORDER

In its April 1996 order, the PUCO granted price increases of $84 million and $35 million in annualized revenues to the Company and Toledo Edison, respectively. The Company and Toledo Edison intend to freeze rates at existing levels until at least 2002, although they are not precluded from requesting further price increases. In the order, the PUCO provided for recovery of all regulatory assets in the approved rates, and the Company and Toledo Edison continue to comply with the provisions of SFAS 71.

In connection with its order, the PUCO recommended that the Company and Toledo Edison write down certain assets for regulatory purposes by an aggregate of $1.25 billion through 2001. If the merger is consummated, the Company and Toledo Edison believe acceleration of $2 billion of costs under the Plan would fully satisfy this recommendation. The Company and Toledo Edison agree with the concept of accelerating the recognition of costs and the recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Company and Toledo Edison believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

Notwithstanding the pending merger with Ohio Edison and discussions with regulators concerning the effect of the Plan on the Company's nuclear generating assets, we believe it is reasonable to expect that rates will be set at levels that will recover all current and anticipated costs associated with the Company's nuclear operations, including all associated regulatory assets, and such rates can be charged to and collected from customers. If there is a change in our evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of the Company's assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Company may be required to record material charges to earnings.

[Cleveland Electric]                                        [Cleveland Electric]

MERGER OF TOLEDO EDISON INTO THE COMPANY

In October 1996, the FERC authorized the merger of Toledo Edison into the Company. The merger agreement between Centerior Energy and Ohio Edison requires the approval of Ohio Edison prior to consummation of the proposed merger of Toledo Edison into the Company. Ohio Edison has not yet made a decision. See
Note 16.

COMPETITION

Structural changes in the electric utility industry from actions by both federal and state regulatory bodies are continuing to place downward pressure on prices and increase competition for customers. The Company's nuclear plant licenses have required open-access transmission for its wholesale customers for 20 years. More recently, the Federal Energy Policy Act of 1992 initiated broader access to utility transmission systems and, in 1996, the FERC adopted rules relating to open-access transmission services. The open-access rules require utilities to deliver power from other utilities or generation sources to their wholesale customers at nondiscriminatory prices.

A number of states have enacted transition legislation which provides for introduction of competition for retail electric business and recovery of stranded investment. Several groups in Ohio are studying the possible introduction of retail wheeling and stranded investment recovery. Retail wheeling occurs when a customer obtains power from a utility company other than its local utility. The term "stranded investment" generally refers to fixed costs approved for recovery under traditional regulatory methods that would become unrecoverable, or "stranded", as a result of legislative changes which allow for widespread competition. The PUCO is sponsoring discussions among a group of business, utility and consumer interests to explore ways of promoting competitive options without unduly harming the interests of utility company share owners or customers. The PUCO also has introduced two pilot projects, both intended as initial steps to introduce competitive elements into the Ohio electric utility business.

A bill to restructure the electric utility industry in Ohio has been introduced in the Ohio House of Representatives. A bipartisan committee from both legislative houses has been formed to study the issue. Centerior Energy presented the Company's model for customer choice, called Energy Choice, to the PUCO discussion group in August 1996. Under this model, full retail competition should be introduced by 2002, but two essential elements, recovery of stranded investment and levelization of tax burdens among energy suppliers, must be resolved in the interim to assure share owners' recovery of and a fair return on their investments.

Although competitive pressures are increasing, the traditional regulatory framework remains in place and is expected to continue for the foreseeable future. We cannot predict when and to what extent retail wheeling or other forms of competition will be allowed. We believe that pure competition (unrestricted retail wheeling for all customer classifications) is at least several years away and that any transition to pure competition will be in phases. The FERC and the PUCO have acknowledged the need to provide at least partial recovery of stranded investment as greater competition is permitted and, therefore, we believe that there will be a mechanism developed for the recovery of at least some stranded investment. However, due to the uncertainty involved, there is a risk in connection with the introduction of retail wheeling that some of the Company's assets may not be fully recovered.

Competition from municipal electric suppliers for retail business in our service area is producing both favorable and unfavorable results in our business. Through aggressive door-to-door campaigns, we have been successful in limiting the number of conversions of our customers to Cleveland Public Power (CPP) under its ongoing expansion plan. CPP is the largest municipal supplier in our service area. In 1996, we reached agreements to serve a number of large Cleveland commercial customers, including some previously served by CPP. We continue to pursue legal remedies to halt illegal municipal expansion in our service area.

The merger with Ohio Edison and the benefits of the Plan to our customers are expected to better position us to deal with the structural changes taking place in the industry and to improve our competitive position with respect to municipalization.

NUCLEAR OPERATIONS

The Company has interests in three nuclear generating units -- Davis-Besse Nuclear Power Station (Davis-Besse), Perry Nuclear Power Plant Unit 1 (Perry Unit 1) and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2). Toledo Edison operates Davis-Besse and the Company operates Perry Unit 1.

All three units were out of service temporarily for refueling during 1996; thus, plant availability factors for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 were 85%, 76% and 70%, respectively, for 1996. The 1994-1996 availability factors for the units were 91%, 72%, and 85%, for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2, respectively. The comparable industry averages for a three-year period (as of August 31, 1996) are 82% for pressurized water reactors such as Davis-Besse and Beaver Valley Unit 2 and 78% for boiling water reactors such as Perry Unit 1. Davis-Besse established a plant record with its 509-day continuous run at or near full capacity before shutting down for its scheduled refueling outage in April 1996.

A significant part of the strategic plan involves ongoing efforts to increase the availability and lower the cost of production of our nuclear units. In 1996, we continued our progress toward increasing long-term unit availability while continuing to lower production costs. The goal of our nuclear improvement program is to replicate Davis-Besse's operational excellence and cost reduction gains at Perry Unit 1, while improving performance ratings.

[Cleveland Electric]                                        [Cleveland Electric]

Our nuclear units may be impacted by activities or events beyond our control. Operating nuclear units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission (NRC) to limit or prohibit the operation or licensing of any domestic nuclear unit. If one of our nuclear units is taken out of service for an extended period for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base, thereby not permitting us to recover our investment in and earn a return on it, or disallowing certain construction or maintenance costs. An extended outage coupled with unfavorable rate treatment could have a material adverse effect on our financial condition, cash flows and results of operations. Premature plant closings could also have a material adverse effect on our financial condition, cash flows and results of operations because the estimated cost to decommission a plant exceeds the current funding in the decommissioning trust.

HAZARDOUS WASTE DISPOSAL SITES

The Company has been named as a "potentially responsible party" (PRP) for three sites listed on the Superfund National Priorities List (Superfund List) and is aware of its potential involvement in the cleanup of several other sites. Allegations that the Company disposed of hazardous waste at these sites, and the amount involved, are often unsubstantiated and subject to dispute. Federal law provides that all PRPs for a particular site be held liable on a joint and several basis. If the Company were held liable for 100% of the cleanup costs of all the sites referred to above, the cost could be as high as $300 million. However, we believe that the actual cleanup costs will be substantially lower than $300 million, that the Company's share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Company has accrued a liability totaling $7 million at December 31, 1996 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations.

A new Statement of Position issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, Inc. effective January 1, 1997 provides guidance on the recognition and disclosure of environmental remediation liabilities. Adoption of the statement in 1997 is not expected to have a material adverse effect on our financial condition or results of operations.

COMMON STOCK DIVIDENDS

Centerior Energy's common stock dividend has been funded in recent years primarily by common stock dividends paid by the Company. The declaration and payment of future common stock dividends is at the discretion of the Company's Board of Directors, subject to applicable legal restrictions. In 1994, Centerior Energy lowered its common stock dividend which reduced its cash outflow by over $110 million annually. This action, in turn, reduced the common stock cash dividend demand on the Company. The Company used the increased retained cash to redeem debt and preferred stock more quickly than would otherwise be the case. In 1996, Centerior Energy increased its common stock cash dividend demand on the Company to fund its common stock dividend and other corporate activities. See Capital Resources and Liquidity-Liquidity below.

CAPITAL RESOURCES AND LIQUIDITY

1994-1996 CASH REQUIREMENTS

We need cash for normal corporate operations (including the payment of dividends), retirement of maturing securities, and an ongoing program of constructing and improving facilities to meet demand for electric service and to comply with government regulations. Our cash construction expenditures totaled $164 million in 1994, $148 million in 1995 and $104 million in 1996. Our debt and preferred stock maturities and sinking fund requirements totaled $62 million in 1994, $282 million in 1995 and $176 million in 1996. In addition, we optionally redeemed $341 million of securities in the 1994-1996 period, including $143 million of tax-exempt issues refunded in 1995.

In July 1996, Centerior Funding Corporation (Centerior Funding), the Company's wholly owned subsidiary, issued $150 million in AAA-rated accounts receivable-backed investor certificates due in 2001 with an interest rate of 7.2%. The Company's share of the net proceeds from the accounts receivable securitization was used to redeem higher-cost securities and for general corporate purposes.

As a result of these activities, the embedded cost of the Company's debt at the end of 1996 declined to 8.83% versus 8.88% in 1995 and 8.96% in 1994.

The Company also utilized short-term borrowings to help meet its cash needs. The Company had $112 million of notes payable to affiliates at December 31, 1996.

The Company is a party to a $125 million revolving credit facility which was renewed in May 1996 for a one-year term. In 1996, portions of the nuclear fuel lease financing vehicles for the Company and Toledo Edison matured: $84 million of intermediate-term notes in September and a $150 million letter of credit supporting short-term borrowing in October. These facilities were replaced by $100 million of intermediate-term notes and a $100 million two-year letter of credit. The net reduction in the facility size results from lower nuclear fuel financing requirements.

1997 AND BEYOND CASH REQUIREMENTS

Our anticipated 1997 cash requirements for construction are $110 million. Debt and preferred stock maturities and sinking fund requirements are $145 million. Of this amount, $70 million are for a tax-exempt issue secured by

[Cleveland Electric]                                        [Cleveland Electric]
first mortgage bonds and subject to optional tender by the owners on November 1, 1997, which we expect to replace with a similar issue at a substantially lower interest rate. We expect to meet remaining requirements with internal cash generation and cash reserves. We also expect to be able to optionally redeem more debt and preferred stock in 1997 than we did in 1996.

We expect to meet all of our 1998-2001 cash requirements with internal cash generation. Estimated cash requirements for our construction program during this period total $496 million. Debt and preferred stock maturities and sinking fund requirements total $445 million for the same period. If economical, additional securities may be redeemed with funding expected to be provided through internal cash generation.

Consummation of the merger with Ohio Edison is expected to reduce the Company's cash construction requirements and improve its ability to redeem fixed obligations.

LIQUIDITY

Net cash flow from operating activities in 1996 was significantly increased from 1995 by implementation of the price increase effective in April 1996. Most of the net proceeds from our accounts receivable securitization of $65 million were used to redeem other higher-cost securities, producing net savings in our overall cost of borrowing. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases (partially offset by the new accounts receivable securitization) by $145 million. At year-end 1996, we had $30 million in cash and temporary cash investments, down from $70 million at year-end 1995.

Additional first mortgage bonds may be issued by the Company under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, the Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At December 31, 1996, the Company would have been permitted to issue approximately $666 million of additional first mortgage bonds. If FirstEnergy elects to apply purchase accounting to the Company if the merger with Ohio Edison is completed, the Company's first mortgage bond capacity would be adversely affected.

The Company also is able to raise funds through the sale of preferred and preference stock. There are no restrictions on the Company's ability to issue preferred or preference stock.

The Company and Toledo Edison have $273 million in financing vehicles to support their nuclear fuel leases, $83 million of which mature in 1997. Replacement financing for the maturing issues may not be needed in 1997. The Company is a party to a $125 million revolving credit facility which is expected to be renewed when it matures in May 1997.

Current credit ratings for the Company are as follows:

                                        Standard       Moody's
                                        & Poor's      Investors
                                       Corporation  Service, Inc.
                                       -----------  -------------
First mortgage bonds                        BB           Ba2
Subordinate debt                             B+          Ba3
Preferred stock                              B            b2

Following the FirstEnergy merger announcement, both rating agencies placed the Company's securities on credit watch with positive implications.

Federal law prohibits the Company from paying dividends out of capital accounts. The Company has since 1993 declared and paid preferred and common stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, the Company had a deficit in its retained earnings. At December 31, 1996, the Company had $130 million of appropriated retained earnings for the payment of dividends.

As part of a routine audit, the FERC is considering statements which it requested and received from the Company and Toledo Edison supporting the payment of dividends out of appropriated current net income included in retained earnings while total retained earnings were a deficit. At December 31, 1996, the Company's retained earnings deficit was $276 million. The final disposition of this issue is a factor expected to be considered by FirstEnergy in deciding whether to apply purchase accounting to the Company and Toledo Edison, one effect of which would be to reset deficit retained earnings to zero. If the merger is not consummated or if FirstEnergy determines not to apply purchase accounting to the two companies, the Company and Toledo Edison intend to continue to support their position and pursue all available alternatives to allow them to continue the declaration and payment of dividends.

RESULTS OF OPERATIONS

1996 VS. 1995

Factors contributing to the 1.2% increase in 1996 operating revenues are as follows:


                                                    Millions
Increase (Decrease) in Operating Revenues          of Dollars
-----------------------------------------          ----------
  Base Rates                                          $  51
  KWH Sales Volume and Mix                              (41)
  Wholesale Revenues                                     14
  Fuel Cost Recovery Revenues                            (9)
  Miscellaneous Revenues                                  6
                                                      -----
      Total                                           $  21
                                                      =====

The increase in 1996 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO for the Company as discussed under Outlook-April 1996 Rate Order and in Note 7(b). Renegotiated contracts for certain large industrial customers resulted in a decrease in base revenues which partially offset the effect of the general price increase. For the second year in a row, total kilowatt-hour sales increased. Total sales increased 1.3% because of a 27% increase in wholesale sales, the result of the good availability of our generating units and a more aggressive bulk power marketing effort. Residential and

[Cleveland Electric]                                        [Cleveland Electric]
commercial kilowatt-hour sales decreased 2.1% and 0.6%, respectively, primarily because of the cooler summer weather in 1996. On a weather-normalized basis, residential and commercial sales increased 1% and 0.8%, respectively. Industrial kilowatt-hour sales decreased 0.2% primarily because of fewer sales to large automotive manufacturers. Lower 1996 fuel cost recovery revenues resulted from favorable changes in the fuel cost factors. The weighted average of these fuel cost factors decreased approximately 3%. Miscellaneous revenues increased in 1996 primarily because of new revenues relating to a generating plant lease agreement in effect for four months during the year. The parties canceled the agreement because the FERC insisted on terms which were not economic to the parties.

For 1996, operating revenues were 32% residential, 32% commercial, 29% industrial and 7% other, and kilowatt-hour sales were 23% residential, 28% commercial, 37% industrial and 12% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 11.34, 9.67 and 6.57 cents, respectively.

Operating expenses increased 4.4% in 1996. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the increase in the net amortization of deferred operating expenses. See Note 7(d). Depreciation and amortization expenses increased primarily because of a $7 million net increase in depreciation related to changes in depreciation rates, as discussed in Note 1(e), and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a $6 million reduction of depreciation. Other operation and maintenance expenses in 1996 included a $17 million one-time charge for the disposition of inventory as part of a reengineering of the supply chain process. Reengineering the supply chain process increases the use of technology, consolidates warehousing and uses just-in-time purchase and delivery. Federal income taxes decreased as a result of lower pretax operating income.

A nonoperating loss resulted in 1996 primarily from costs related to the accounts receivable securitization, as discussed in Note 1(j), and the Company's share of merger-related expenses. The deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The federal income tax credit for nonoperating income increased in 1996 accordingly.

Interest charges and preferred dividend requirements decreased in 1996 because of the redemption of securities and refundings at favorable terms in 1996 and 1995.

1995 VS. 1994

Factors contributing to the 4.2% increase in 1995 operating revenues are as follows:

                                                     Millions
Increase (Decrease) in Operating Revenues           of Dollars
-----------------------------------------           ----------
  KWH Sales Volume and Mix                             $ 52
  Wholesale Revenues                                     11
  Fuel Cost Recovery Revenues                            19
  Miscellaneous Revenues                                (11)
                                                       ----
      Total                                            $ 71
                                                       ====

Industrial kilowatt-hour sales increased 0.3% in 1995, but sales grew 2.4% excluding reductions at two low-margin steel producers (representing 7.6% of industrial revenues). Residential and commercial kilowatt-hour sales increased 2.8% and 3%, respectively, primarily because of the hot summer weather, although there was about 2% nonweather-related growth in commercial kilowatt-hour sales. Other sales increased 36% because of a 58% increase in wholesale sales due principally to the hot summer and good availability of our generating units. Weather accounted for approximately $24 million of the $41 million increase in 1995 base rate revenues. Higher 1995 fuel cost recovery revenues resulted from an increase in the fuel cost factors. The weighted average of these fuel cost factors increased approximately 7%. Miscellaneous revenues decreased in 1995 primarily because the 1994 amount included the billings to other utility owners and lessees for overhead expenses related to the 1994 refueling and maintenance outage of the jointly owned Perry Unit 1.

For 1995, operating revenues were 32% residential, 32% commercial, 29% industrial and 7% other, and kilowatt-hour sales were 24% residential, 28% commercial, 38% industrial and 10% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 11.04, 9.47 and 6.54 cents, respectively. The changes from 1994 were not significant.

Operating expenses increased 5.3% in 1995. Fuel and purchased power expenses increased as higher fuel expense was partially offset by lower purchased power expense. The higher fuel expense was attributable to increased generation and more amortization of previously deferred fuel costs than the amount amortized in 1994. The higher other operation and maintenance expenses resulted primarily from charges for an ongoing inventory reduction program and the recognition of costs associated with preliminary engineering studies. Federal income taxes increased as a result of higher pretax operating income. Taxes, other than federal income taxes, increased primarily due to property tax increases resulting from plant additions, real estate valuation increases and a nonrecurring tax credit recorded in 1994.

[Cleveland Electric]                                        [Cleveland Electric]

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Share Owners and
Board of Directors of
The Cleveland Electric Illuminating Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of The Cleveland Electric Illuminating Company (a wholly owned subsidiary of Centerior Energy Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cleveland Electric Illuminating Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 14, 1997

[Cleveland Electric]                                        [Cleveland Electric]

INCOME STATEMENT    The Cleveland Electric Illuminating Company and Subsidiaries

                                                                            For the years ended
                                                                                December 31,
                                                                       ----------------------------
                                                                        1996       1995       1994
                                                                       ------     ------     ------
                                                                          (millions of dollars)
OPERATING REVENUES                                                     $1,790     $1,769     $1,698
                                                                       ------     ------     ------
OPERATING EXPENSES
  Fuel and purchased power (1)                                            408        413        391
  Other operation and maintenance                                         426        418        394
  Generation facilities rental expense, net                                56         56         56
                                                                       ------     ------     ------
     Total operation and maintenance                                      890        887        841
  Depreciation and amortization                                           210        196        195
  Taxes, other than federal income taxes                                  230        230        218
  Amortization of deferred operating expenses, net                         26        (36)       (34)
  Federal income taxes                                                     75         94         82
                                                                       ------     ------     ------
                                                                        1,431      1,371      1,302
                                                                       ------     ------     ------
OPERATING INCOME                                                          359        398        396
                                                                       ------     ------     ------
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                       2          2          4
  Other income and deductions, net                                        (10)         2          6
  Deferred carrying charges                                                --         29         25
  Federal income taxes--credit (expense)                                    6         (2)        (4)
                                                                       ------     ------     ------
                                                                           (2)        31         31
                                                                       ------     ------     ------
INCOME BEFORE INTEREST CHARGES                                            357        429        427
                                                                       ------     ------     ------
INTEREST CHARGES
  Debt interest                                                           242        248        247
  Allowance for borrowed funds used during construction                    (2)        (3)        (5)
                                                                       ------     ------     ------
                                                                          240        245        242
                                                                       ------     ------     ------
NET INCOME                                                                117        184        185
PREFERRED DIVIDEND REQUIREMENTS                                            39         43         45
                                                                       ------     ------     ------
EARNINGS AVAILABLE FOR COMMON STOCK                                    $   78     $  141     $  140
                                                                       ======     ======     ======

---------------
(1) Includes purchased power expense of $105 million, $102 million and $111 million in 1996, 1995 and 1994, respectively, for all purchases from Toledo Edison.

RETAINED EARNINGS

                                                                          For the years ended
                                                                             December 31,
                                                                       -------------------------
                                                                       1996      1995      1994
                                                                       -----     -----     -----
                                                                         (millions of dollars)
RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR                       $(193)    $(262)    $(280)
                                                                       -----     -----     -----
ADDITIONS
  Net income                                                             117       184       185
DEDUCTIONS
  Dividends declared:
     Common stock                                                       (161)      (74)     (122)
     Preferred stock                                                     (39)      (41)      (45)
                                                                       -----     -----     -----
       Net Increase (Decrease)                                           (83)       69        18
                                                                       -----     -----     -----
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $(276)    $(193)    $(262)
                                                                       =====     =====     =====

The accompanying notes are an integral part of these statements.

[Cleveland Electric]                                        [Cleveland Electric]

BALANCE SHEET

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1996      1995
                                                                                       ------    ------
                                                                                         (millions of
                                                                                            dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                             $6,938    $6,872
     Less: accumulated depreciation and amortization                                    2,252     2,094
                                                                                       ------    ------
                                                                                        4,686     4,778
  Construction work in progress                                                            57        73
                                                                                       ------    ------
                                                                                        4,743     4,851
  Nuclear fuel, net of amortization                                                       113       122
  Other property, less accumulated depreciation                                            54        58
                                                                                       ------    ------
                                                                                        4,910     5,031
                                                                                       ------    ------
CURRENT ASSETS
  Cash and temporary cash investments                                                      30        70
  Amounts due from customers and others, net                                              181       152
  Amounts due from affiliates                                                               6         5
  Unbilled revenues                                                                         9        79
  Materials and supplies, at average cost
     Owned                                                                                 52       101
     Under consignment                                                                     24        --
  Taxes applicable to succeeding years                                                    182       184
  Other                                                                                    14         7
                                                                                       ------    ------
                                                                                          498       598
                                                                                       ------    ------
REGULATORY AND OTHER ASSETS
  Regulatory assets                                                                     1,350     1,398
  Nuclear plant decommissioning trusts                                                     76        61
  Other                                                                                    44        64
                                                                                       ------    ------
                                                                                        1,470     1,523
                                                                                       ------    ------
       Total Assets                                                                    $6,878    $7,152
                                                                                       ======    ======

The accompanying notes are an integral part of this statement.

[Cleveland Electric]                                        [Cleveland Electric]

                    The Cleveland Electric Illuminating Company and Subsidiaries

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1996      1995
                                                                                       ------    ------
                                                                                         (millions of
                                                                                            dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                  $1,045    $1,127
  Preferred stock
     With mandatory redemption provisions                                                 186       215
     Without mandatory redemption provisions                                              238       241
  Long-term debt                                                                        2,441     2,666
                                                                                       ------    ------
                                                                                        3,910     4,249
                                                                                       ------    ------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                   145       177
  Current portion of nuclear fuel lease obligations                                        52        55
  Accounts payable                                                                         83        89
  Accounts and notes payable to affiliates                                                171        64
  Accrued taxes                                                                           316       296
  Accrued interest                                                                         52        59
  Other                                                                                    59        56
                                                                                       ------    ------
                                                                                          878       796
                                                                                       ------    ------
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized investment tax credits                                                      176       184
  Accumulated deferred federal income taxes                                             1,306     1,298
  Unamortized gain from Bruce Mansfield Plant sale                                        296       311
  Accumulated deferred rents for Bruce Mansfield Plant                                     99        92
  Nuclear fuel lease obligations                                                           74        86
  Retirement benefits                                                                      73        65
  Other                                                                                    66        71
                                                                                       ------    ------
                                                                                        2,090     2,107
                                                                                       ------    ------
       Total Capitalization and Liabilities                                            $6,878    $7,152
                                                                                       ======    ======

[Cleveland Electric]                                        [Cleveland Electric]

CASH FLOWS          The Cleveland Electric Illuminating Company and Subsidiaries

                                                                                 For the years ended
                                                                                    December 31,
                                                                              -------------------------
                                                                              1996      1995      1994
                                                                              -----     -----     -----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income                                                                  $ 117     $ 184     $ 185
                                                                              -----     -----     -----
  Adjustments to Reconcile Net Income to Cash from Operating Activities:
     Depreciation and amortization                                              210       196       195
     Deferred federal income taxes                                               25        56        50
     Unbilled revenues                                                            5        (7)       27
     Deferred fuel                                                                7         9       (20)
     Deferred carrying charges                                                   --       (29)      (25)
     Leased nuclear fuel amortization                                            46        71        55
     Amortization of deferred operating expenses, net                            26       (36)      (34)
     Allowance for equity funds used during construction                         (2)       (2)       (4)
     Changes in amounts due from customers and others, net                       (4)       (6)       10
     Net proceeds from accounts receivable securitization                        65        --        --
     Changes in materials and supplies                                           25        10         2
     Changes in accounts payable                                                 (6)        1       (34)
     Changes in working capital affecting operations                             11       (17)        3
     Other noncash items                                                         (7)       --         4
                                                                              -----     -----     -----
       Total Adjustments                                                        401       246       229
                                                                              -----     -----     -----
          Net Cash from Operating Activities                                    518       430       414
                                                                              -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  Notes payable to affiliates                                                   107       (53)       58
  First mortgage bond issues                                                     --       443        46
  Maturities, redemptions and sinking funds                                    (290)     (460)     (116)
  Nuclear fuel lease obligations                                                (52)      (58)      (60)
  Dividends paid                                                               (200)     (117)     (142)
  Premiums, discounts and expenses                                               (1)      (11)       (1)
                                                                              -----     -----     -----
          Net Cash from Financing Activities                                   (436)     (256)     (215)
                                                                              -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                 (104)     (148)     (164)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (2)       (3)       (5)
  Contributions to nuclear plant decommissioning trusts                         (12)      (13)      (14)
  Other cash applied                                                             (4)       (6)      (27)
                                                                              -----     -----     -----
          Net Cash from Investing Activities                                   (122)     (170)     (210)
                                                                              -----     -----     -----
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (40)        4       (11)
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                         70        66        77
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                            $  30     $  70     $  66
                                                                              =====     =====     =====
---------------
(1) Interest paid (net of amounts capitalized)                                $ 237     $ 214     $ 208
                                                                              =====     =====     =====
     Federal income taxes paid                                                $  30     $  66     $  15
                                                                              =====     =====     =====

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance
    Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.

The accompanying notes are an integral part of this statement.

[Cleveland Electric]                                        [Cleveland Electric]

STATEMENT OF CAPITALIZATION
                    The Cleveland Electric Illuminating Company and Subsidiaries

                                                                                                    December 31,
                                                                                                  -----------------
                                                                                                   1996       1995
                                                                                                  ------     ------
                                                                                                    (millions of
                                                                                                       dollars)
COMMON STOCK EQUITY:
  Common shares, without par value: 105 million authorized; 79.6 million outstanding in 1996
    and 1995                                                                                      $1,241     $1,241
  Other paid-in capital                                                                               80         79
  Retained earnings (deficit)                                                                       (276)      (193)
                                                                                                  ------     ------
      Total Common Stock Equity                                                                    1,045      1,127
                                                                                                  ------     ------

                                                                                   Current
                                                                  1996 Shares     Call Price
                                                                  Outstanding     Per Share
                                                                  -----------     ----------
PREFERRED STOCK:
  Without par value, 4,000,000 preferred shares authorized
    Subject to mandatory redemption:
                     $ 7.35  Series C                               120,000       $  101.00           12         13
                      88.00  Series E                                12,000        1,011.48           12         15
                      9.125  Series N                               150,000          100.00           15         30
                      91.50  Series Q                                53,572        1,000.00           54         64
                      88.00  Series R                                50,000           --              50         50
                      90.00  Series S                                74,000           --              73         73
                                                                                                  ------     ------
                                                                                                     216        245
    Less: Current maturities                                                                          30         30
                                                                                                  ------     ------
      Total Preferred Stock, with Mandatory Redemption
         Provisions                                                                                  186        215
                                                                                                  ------     ------
    Not subject to mandatory redemption:
                     $ 7.40  Series A                               500,000          101.00           50         50
                       7.56  Series B                               450,000          102.26           45         45
                 Adjustable  Series L                               474,000          100.00           46         49
                      42.40  Series T                               200,000           --              97         97
                                                                                                  ------     ------
      Total Preferred Stock, without Mandatory Redemption
         Provisions                                                                                  238        241
                                                                                                  ------     ------
LONG-TERM DEBT:
  First mortgage bonds:
      7.625% due 2002                                                                                195        245
      7.375% due 2003                                                                                100        100
      9.500% due 2005                                                                                300        300
      8.750% due 2005                                                                                 75         75
     10.880% due 2006                                                                                 --         50
      9.250% due 2009                                                                                 50         50
      8.375% due 2011                                                                                125        125
      8.375% due 2012                                                                                 75         75
      9.375% due 2017                                                                                300        300
     10.000% due 2020                                                                                100        100
      9.000% due 2023                                                                                150        150
                                                                                                  ------     ------
                                                                                                   1,470      1,570
                                                                                                  ------     ------
  Tax-exempt issues secured by first mortgage bonds:
      7.000% due 2006-2009                                                                            64         64
      6.000% due 2011**                                                                                6          6
      6.000% due 2011**                                                                                2          2
      6.200% due 2013                                                                                 48         48
      8.000% due 2013                                                                                 79         79
      3.500% due 2015**                                                                               40         40
      6.000% due 2017**                                                                                1          1
      3.500% due 2018**                                                                               73         73
      6.000% due 2020**                                                                               41         41
      6.000% due 2020**                                                                                9          9
      9.750% due 2022***                                                                              70         70
      6.850% due 2023                                                                                 30         30
      8.000% due 2023                                                                                 73         73
      7.625% due 2025                                                                                 54         54
      7.750% due 2025                                                                                 45         45
      7.700% due 2025                                                                                 44         44
                                                                                                  ------     ------
                                                                                                     679        679
                                                                                                  ------     ------

The accompanying notes are an integral part of this statement.

[Cleveland Electric]                                        [Cleveland Electric]

                                                                                                      December 31,
                                                                                                  ---------------------
                                                                                                   1996           1995
                                                                                                  ------         ------
                                                                                                  (millions of dollars)
LONG-TERM DEBT: (CONTINUED)
  Medium-term notes secured by first mortgage bonds:
      8.700% due 1996                                                                                 --             20
      9.100% due 1996                                                                                 --             32
      9.110% due 1996                                                                                 --             13
      9.000% due 1996                                                                                 --             13
      9.140% due 1996                                                                                 --             12
      9.050% due 1996                                                                                 --             10
      8.950% due 1996                                                                                 --             40
      9.450% due 1997                                                                                 43             43
      9.000% due 1998                                                                                  5              5
      8.870% due 1998                                                                                 10             10
      8.260% due 1998                                                                                  2              2
      8.330% due 1998                                                                                 25             25
      8.170% due 1998                                                                                 11             11
      8.150% due 1998                                                                                  8              8
      8.160% due 1998                                                                                  5              5
      9.250% due 1999                                                                                 52             52
      9.300% due 1999                                                                                 25             25
      7.670% due 1999                                                                                  3              3
      7.250% due 1999                                                                                 12             12
      7.850% due 1999                                                                                 25             25
      7.770% due 1999                                                                                 17             17
      8.290% due 1999                                                                                 10             10
      9.200% due 2001                                                                                 15             15
      7.420% due 2001                                                                                 10             20
      9.050% due 2001                                                                                  5              5
      8.680% due 2001                                                                                 15             15
      8.540% due 2001                                                                                  3              3
      8.560% due 2001                                                                                  4              4
      8.550% due 2001                                                                                  5              5
      7.850% due 2002                                                                                  5              5
      8.130% due 2002                                                                                 28             28
      7.750% due 2003                                                                                 15             15
      9.520% due 2021                                                                                  8              8
                                                                                                  ------         ------
                                                                                                     366            516
                                                                                                  ------         ------
  Tax-exempt notes:
      6.500% due 1996                                                                                 --              3
      5.500% due 1997                                                                                  *              *
      6.700% due 2006                                                                                 20             21
      5.700% due 2008                                                                                  7              8
      6.700% due 2011                                                                                  6              6
      5.875% due 2012                                                                                 14             14
                                                                                                  ------         ------
                                                                                                      47             52
                                                                                                  ------         ------
  Bank loans secured by subordinate mortgage:
      7.500% due 1996                                                                                 --              2
                                                                                                  ------         ------
  Unamortized premium (discount), net                                                                 (6)            (6)
                                                                                                  ------         ------
                                                                                                   2,556          2,813
    Less: Current maturities                                                                         115            147
                                                                                                  ------         ------
      Total Long-Term Debt                                                                         2,441          2,666
                                                                                                  ------         ------
  TOTAL CAPITALIZATION                                                                            $3,910         $4,249
                                                                                                  ======         ======

---------------

  * Denotes debt of less than $1 million.
 ** Denotes variable rate issue with December 31, 1996 interest rate shown. *** Subject to optional tender by the owners on November 1, 1997.

[Cleveland Electric]                                        [Cleveland Electric]

NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

(a) GENERAL

The Company is an electric utility serving Northeast Ohio and a wholly owned subsidiary of Centerior Energy. The Company's financial statements have historically included the accounts of the Company's wholly owned subsidiaries, which in the aggregate were not material. In 1995, the Company formed a wholly owned subsidiary, Centerior Funding, to serve as the transferor in connection with an accounts receivable securitization completed in 1996 as discussed in
Note 1(j). In 1994, the Company transferred its investments in three wholly owned subsidiaries to Centerior Energy at cost ($26 million) via property dividends. All significant intercompany items have been eliminated in consolidation.

The Company follows the Uniform System of Accounts prescribed by the FERC and adopted by the PUCO. Rate-regulated utilities are subject to SFAS 71 which governs accounting for the effects of certain types of rate regulation. Pursuant to SFAS 71, certain incurred costs are deferred for recovery in future rates. See Note 7(a).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates are based on an analysis of the best information available. Actual results could differ from those estimates.

The Company is a member of the Central Area Power Coordination Group (CAPCO). Other members are Toledo Edison, Duquesne Light Company, Ohio Edison and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their joint use.

(b) RELATED PARTY TRANSACTIONS

Operating revenues, operating expenses and interest charges include those amounts for transactions with affiliated companies in the ordinary course of business operations.

The Company's transactions with Toledo Edison are primarily for firm power, interchange power, transmission line rentals and jointly owned power plant operations and construction. See Notes 2 and 3. As discussed in Note 1(j), beginning in May 1996, Centerior Funding began serving as the transferor in connection with the accounts receivable securitization for the Company and Toledo Edison.

Centerior Service Company (Service Company), a wholly owned subsidiary of Centerior Energy, provides management, financial, administrative, engineering, legal and other services at cost to the Company and other affiliated companies. The Service Company billed the Company $149 million, $141 million and $136 million in 1996, 1995 and 1994, respectively, for such services.

(c) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

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

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years (to 2007). The Company has accrued a liability for its share of the total assessments. These costs have been recorded as a regulatory asset since the PUCO is allowing the Company to recover the assessments through its fuel cost factors. See Note 7(a).

(e) DEPRECIATION AND DECOMMISSIONING

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. In its April 1996 rate order, the PUCO approved changes

[Cleveland Electric]                                        [Cleveland Electric]
in depreciation rates for the Company. An increase in the depreciation rate for nuclear property from 2.5% to 2.88% increased annual depreciation expense approximately $13 million. A reduction in the composite depreciation rate for nonnuclear property from 3.34% to 3.23% decreased annual depreciation expense by approximately $3 million. The changes in depreciation rates were effective in April 1996 and resulted in a $7 million net increase in 1996 depreciation expense.

The Company accrues the estimated costs of decommissioning its three nuclear generating units. The accruals are required to be funded in an external trust. The PUCO requires that the expense and payments to the external trusts be determined on a levelized basis by dividing the unrecovered decommissioning costs in current dollars by the remaining years in the licensing period of each unit. This methodology requires that the net earnings on the trusts be reinvested therein with the intent of having net earnings offset inflation. The PUCO requires that the estimated costs of decommissioning and the funding level be reviewed at least every five years.

In April 1996, pursuant to the PUCO rate order, the Company decreased its annual decommissioning expense accruals to $12 million from the $13 million level in 1995. The accruals are reflected in current rates. The accruals are based on adjustments to updated, site-specific studies for each of the units completed in 1993 and 1994. These estimates reflect the DECON method of decommissioning (prompt decontamination), and the locations and cost characteristics specific to the units, and include costs associated with decontamination and dismantlement for each of the units. The estimate for Davis-Besse also includes the cost of site restoration. The adjustments to the updated studies which reduced the annual accruals beginning in April 1996 were attributable to changed assumptions on radioactive waste burial cost estimates and the exclusion of site restoration costs for Perry Unit 1 and Beaver Valley Unit 2. After the decommissioning of these units in the future, the two plant sites may be usable for new power production facilities or other industrial purposes.

The revised estimates for the units in current dollars and in dollars at the time of license expiration, assuming a 4% annual inflation rate, are as follows:

                               License
                              Expiration                Future
Generating Unit                  Year        Amount     Amount
---------------               ----------     ------     ------
                                               (millions of
                                                  dollars)
Davis-Besse                      2017         $176      $  451
Perry Unit 1                     2026          132         482
Beaver Valley Unit 2             2027           54         203
                                              ----      ------
      Total                                   $362      $1,136
                                              ====      ======

The classification, Accumulated Depreciation and Amortization, in the Balance Sheet at December 31, 1996 includes $85 million of decommissioning costs previously expensed and the earnings on the external trust funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding. The trust earnings are recorded as an increase to the trust assets and the related component of the decommissioning reserve (included in Accumulated Depreciation and Amortization).

The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including those of the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) is reviewing the accounting for removal costs, including decommissioning. If current accounting practices are changed, the annual provision for decommissioning could increase; the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The FASB issued an exposure draft on the subject on February 7, 1996 and continues to review the subject.

(f) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost less amounts disallowed by the PUCO. Construction costs include related payroll taxes, retirement benefits, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rate was 10.32% in 1996, 10.33% in 1995 and 9.68% in 1994.

Maintenance and repairs for plant and equipment are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

[Cleveland Electric]                                        [Cleveland Electric]

(g) DEFERRED GAIN FROM SALE OF UTILITY PLANT

The sale and leaseback transaction discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant). The net gain was deferred and is being amortized over the term of the leases. The amortization and the lease expense amounts are reported in the Income Statement as Generation Facilities Rental Expense, Net.

(h) INTEREST CHARGES

Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. See Note 7(a). Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

(i) FEDERAL INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with SFAS 109. See Note 8. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, the Company must record a liability for its tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a regulatory asset and will be recovered over the lives of the related assets. See Note 7(a).

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense.

(j) ACCOUNTS RECEIVABLE SECURITIZATION

In May 1996, the Company and Toledo Edison began to sell on a daily basis substantially all of their retail customer accounts receivable and unbilled revenue receivables to Centerior Funding pursuant to a five-year asset-backed securitization agreement.

In July 1996, Centerior Funding completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes. Costs associated with the sale totaling $5 million in 1996 are included in Other Income and Deductions, Net in the Income Statement. These costs are expected to be $11 million annually over the remaining period.

(k) MATERIALS AND SUPPLIES

In December 1996, the Company sold substantially all of its materials and supplies and fossil fuel inventories for certain generating units and other storage locations to an independent entity at book value. The buyer now provides all of these inventories under a consignment arrangement. In accordance with SFAS 49 accounting for product financing arrangements, the inventories continue to be reported as assets in the Balance Sheet even though the buyer owns the inventories since the Company has guaranteed to be a buyer of last resort.

(2) UTILITY PLANT SALE AND LEASEBACK TRANSACTIONS

The Company and Toledo Edison are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively. These leases extend through 2017 and are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Company and Toledo Edison are responsible for paying all taxes, insurance premiums, operation and maintenance expenses, and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Company and Toledo Edison have options to buy the interests back at certain times at a premium and at the end of the leases for the fair market value at that time or to renew the leases. The leases include conditions for mandatory termination (and possible repurchase of the leasehold interests) upon certain events of default.

As co-lessee with Toledo Edison, the Company is also obligated for Toledo Edison's lease payments. If Toledo Edison is unable to make its payments under the Beaver Valley Unit 2 and Mansfield Plant leases, the Company would be obligated to make such payments. No such payments have been made on behalf of Toledo Edison.

[Cleveland Electric]                                        [Cleveland Electric]

Future minimum lease payments under the operating leases at December 31, 1996 are summarized as follows:

                                          For         For
                                          the       Toledo
Year                                    Company     Edison
----                                    -------     -------
                                           (millions of
                                              dollars)
1997                                    $   63      $  102
1998                                        63         102
1999                                        70         108
2000                                        76         111
2001                                        75         111
Later Years                              1,170       1,696
                                        ------      ------
      Total Future Minimum Lease
        Payments                        $1,517      $2,230
                                        ======      ======

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1996, 1995 and 1994 as annual rental expense for the Mansfield Plant leases was $70 million. See Note 1(g). Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

The Company is buying 150 megawatts of Toledo Edison's Beaver Valley Unit 2 leased capacity entitlement. Purchased power expense for this transaction was $99 million, $98 million and $108 million in 1996, 1995 and 1994, respectively. We anticipate that this purchase will continue indefinitely. The future minimum lease payments through 2017 associated with Beaver Valley Unit 2 aggregate $1.265 billion.

(3) PROPERTY OWNED WITH OTHER UTILITIES AND INVESTORS

The Company owns, as a tenant in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Company's share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1996 includes the following facilities owned by the Company as a tenant in common with other utilities and Lessors:

                                                   Property,
                                                   Plant and
                                   Ownership       Equipment
                                   Megawatts     (Exclusive of  Accumulated
    Generating Unit                (% Share)     Nuclear Fuel)  Depreciation
------------------------           ----------    -------------  -----------
                                                   (millions of dollars)
Seneca Pumped Storage              351 (80.00%)     $    65        $  24
Eastlake Unit 5                    411 (68.80)          161           --
Davis-Besse                        454 (51.38)          711          250
Perry Unit 1                       371 (31.11)        1,774          392
Beaver Valley Unit 2 and
 Common Facilities (Note 2)        201 (24.47)        1,279          319
                                                    -------        -----
      Total                                         $ 3,990        $ 985
                                                    =======        =====

Depreciation for Eastlake Unit 5 has been accumulated with all other nonnuclear depreciable property rather than by specific units of depreciable property.

(4) CONSTRUCTION AND CONTINGENCIES

(a) CONSTRUCTION PROGRAM

The estimated cost of the Company's construction program for the 1997-2001 period is $624 million, including AFUDC of $17 million and excluding nuclear fuel.

The Clean Air Act Amendments of 1990 (Clean Air Act) require, among other things, significant reductions in the emission of sulfur dioxide and nitrogen oxides by fossil-fueled generating units. Our strategy provides for compliance primarily through greater use of low-sulfur coal at some of our units and the use of emission allowances. Total capital expenditures from 1994 through 1996 in connection with Clean Air Act compliance amounted to $32 million. The plan will require additional capital expenditures over the 1997-2006 period of approximately $25 million for nitrogen oxide control equipment and other plant process modifications. In addition, higher fuel and other operation and maintenance expenses will be incurred. Recently proposed particulate and ozone ambient standards have the potential to increase future compliance costs.

(b) HAZARDOUS WASTE DISPOSAL SITES

The Company is aware of its potential involvement in the cleanup of three sites listed on the Superfund List and several other sites. The Company has accrued a liability totaling $7 million at December 31, 1996 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations. See Management's Financial Analysis -- Outlook-Hazardous Waste Disposal Sites.

[Cleveland Electric]                                        [Cleveland Electric]

(5) NUCLEAR OPERATIONS AND CONTINGENCIES

(a) OPERATING NUCLEAR UNITS

The Company's three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition, cash flows and results of operations. See the discussion of these and other risks in Management's Financial
Analysis -- Outlook-Nuclear Operations.

(b) NUCLEAR INSURANCE

The Price-Anderson Act limits the public liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), the Company's maximum potential assessment under that plan would be $85 million per incident. The assessment is limited to $11 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies contribute their proportionate share of any assessment for the generating units that they have an ownership or leasehold interest in.

The utility owners and lessees of Davis-Besse, Perry and Beaver Valley also have insurance coverage for damage to property at these sites (including leased fuel and cleanup costs). Coverage amounted to $1.3 billion for Davis-Besse and $2.75 billion for each of the Perry and Beaver Valley sites as of January 1, 1997. Damage to property could exceed the insurance coverage by a substantial amount. If it does, the Company's share of such excess amount could have a material adverse effect on its financial condition, cash flows and results of operations. In addition, the Company can be assessed a maximum of $12 million under these policies during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

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

(6) NUCLEAR FUEL

Nuclear fuel is financed for the Company and Toledo Edison through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $273 million ($173 million from intermediate-term notes and $100 million from bank credit arrangements). The intermediate-term notes mature in the 1997 through 2000 period. The bank credit arrangements terminate in October 1998. The special-purpose corporation may not need alternate financing in 1997 to replace $83 million of maturing intermediate-term notes. At December 31, 1996, $129 million of nuclear fuel was financed for the Company. The Company and Toledo Edison severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments for the Company of $49 million, $51 million and $18 million, respectively, at December 31, 1996. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $3 million in 1996, $4 million in 1995 and $7 million in 1994. The estimated future lease amortization payments for the Company based on projected consumption are $52 million in 1997, $40 million in 1998, $38 million in 1999, $35 million in 2000 and $34 million in 2001.

(7) REGULATORY MATTERS

(a) REGULATORY ACCOUNTING REQUIREMENTS AND REGULATORY ASSETS

The Company is subject to the provisions of SFAS 71 and has complied with its provisions. SFAS 71 provides, among other things, for the deferral of certain incurred costs that are probable of future recovery in rates. We monitor changes in market and regulatory conditions and consider the effects of such changes in assessing the continuing applicability of SFAS 71. Criteria that could give rise to discontinuation of the application of SFAS 71 include: (1) increasing competition which significantly restricts the Company's ability to charge prices which allow it to recover operating costs, earn a fair return on invested capital and recover the amortization of regulatory assets and (2) a significant change in the manner in which rates are set by the PUCO from cost-based regulation to some other form of regulation. Regulatory assets

[Cleveland Electric]                                        [Cleveland Electric]
represent probable future revenues to the Company associated with certain incurred costs, which it will recover from customers through the rate-making process.

Effective January 1, 1996, the Company adopted SFAS 121 which imposes stricter criteria for carrying regulatory assets than SFAS 71 by requiring that such assets be probable of recovery at each balance sheet date. The criteria under SFAS 121 for plant assets require such assets to be written down if the book value exceeds the projected net future undiscounted cash flows.

Regulatory assets in the Balance Sheet are as follows:

                                                December 31,
                                               ---------------
                                                1996     1995
                                               ------   ------
                                                (millions of
                                                   dollars)
Amounts due from customers for future federal
  income taxes, net                            $  634   $  651
Unamortized loss on reacquired debt                58       61
Pre-phase-in deferrals*                           320      331
Rate Stabilization Program deferrals              300      313
Other                                              38       42
                                               ------   ------
    Total                                      $1,350   $1,398
                                               ======   ======

* Represent deferrals of operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Unit 2 in 1987 and 1988 which are being amortized over the lives of the related property.

As of December 31, 1996, customer rates provide for recovery of all the above regulatory assets. The remaining recovery periods for about $1.2 billion of the regulatory assets approximate 30 years. The remaining recovery periods for the rest of the regulatory assets generally range from about two to 20 years. Regulatory liabilities in the Balance Sheet at December 31, 1996 and 1995 totaled $24 million and $17 million, respectively.

(b) RATE ORDER

On April 11, 1996, the PUCO issued an order for the Company and Toledo Edison granting price increases aggregating $119 million in annualized revenues ($84 million for the Company and $35 million for Toledo Edison). The PUCO rate order provided for recovery of all costs to provide regulated services, including amortization of regulatory assets, in the approved prices. The new prices were implemented in late April 1996. The average price increase for the Company's customers was 4.9% with the actual percentage increase depending upon the customer class. The Company and Toledo Edison intend to freeze prices through at least 2002, although they are not precluded from requesting further price increases.

The PUCO also recommended that the Company and Toledo Edison reduce the value of their assets for regulatory purposes by an aggregate $1.25 billion through 2001. This represents an incremental reduction beyond the normal level in nuclear plant and regulatory assets. Implementation of the price increases was not contingent upon a revaluation of assets. The PUCO invited the Company and Toledo Edison to file a proposal to effectuate the PUCO's recommendation and expressed a willingness to consider alternatives to its recommendation. The PUCO stated in its order that failure by the Company and Toledo Edison to follow the recommendation could result in a PUCO-ordered write-down of assets for regulatory purposes. The PUCO approved a return on common stock equity of 12.59% and an overall rate of return of 10.06% for both companies. However, the PUCO also indicated the authorized return could be lowered by the PUCO if the Company and Toledo Edison do not implement the recommendation. In August 1996, various intervenors appealed the PUCO rate order to the Ohio Supreme Court. The Company and Toledo Edison did not appeal the order to the Ohio Supreme Court. In connection with the PUCO order discussed in Management's Financial
Analysis -- Outlook-FirstEnergy Rate Plan, certain parties agreed to request a stay of their appeals until completion of the pending merger with Ohio Edison.

(c) ASSESSMENT

The Company and Toledo Edison agree with the concept of accelerating the recognition of costs and recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Company and Toledo Edison believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

We have evaluated the Company's markets, regulatory conditions and ability to bill and collect the approved prices, and conclude that the Company continues to comply with the provisions of SFAS 71 and its regulatory assets remain probable of recovery. If there is a change in our evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of the Company's assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Company may be required to record material charges to earnings. In particular, if we determine that the Company no longer meets the criteria for SFAS 71, the Company would be required to record a before-tax charge to write off the regulatory assets shown above. In the more likely event that only a portion of operations (such as nuclear operations) no longer meets the criteria of SFAS 71, a write-off would be limited to regulatory assets that are not reflected in the Company's cost-based prices established for the remaining regulated

[Cleveland Electric]                                        [Cleveland Electric]
operations. In addition, we would be required to evaluate whether the changes in the competitive and regulatory environment which led to discontinuing the application of SFAS 71 to some or all of the Company's operations would also result in a write-down of property, plant and equipment pursuant to SFAS 121.

See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan for a discussion of a regulatory plan for the Company and Toledo Edison and its effect on their compliance with SFAS 71.

(d) RATE STABILIZATION PROGRAM

The Rate Stabilization Program that the PUCO approved in October 1992 allowed the Company to defer and subsequently amortize and recover certain costs not being recovered in rates at that time. Recovery of both the costs no longer being deferred and the amortization of the 1992-1995 deferrals began in late April 1996 with the implementation of the price increase granted by the PUCO as discussed above. The cost deferrals recorded in 1995 and 1994 pursuant to the Rate Stabilization Program were $76 million and $70 million, respectively. The amortization of the deferrals began in December 1995. The total amortization was $12 million and $1 million in 1996 and 1995, respectively.

The regulatory accounting measures under the Rate Stabilization Program also provided for the accelerated amortization of certain benefits during the 1992-1995 period. The total annual amount of such accelerated benefits was $28 million in both 1995 and 1994.

(8) FEDERAL INCOME TAX
The components of federal income tax expense recorded in the Income Statement were as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Operating Expenses:
  Current                                 $ 55    $49     $ 53
  Deferred                                  20     45       29
                                          ----    ---     ----
    Total Charged to Operating
      Expenses                              75     94       82
                                          ----    ---     ----
Nonoperating Income:
  Current                                  (11)    (9)     (17)
  Deferred                                   5     11       21
                                          ----    ---     ----
    Total Expense (Credit) to
      Nonoperating Income                   (6)     2        4
                                          ----    ---     ----
Total Federal Income Tax Expense          $ 69    $96     $ 86
                                          ====    ===     ====

The deferred federal income tax expense results from the temporary differences that arise from the different years when certain expenses are recognized for tax purposes as opposed to financial reporting purposes. Such temporary differences relate principally to depreciation and deferred operating expenses and carrying charges.

Federal income tax, computed by multiplying income before taxes by the 35% statutory rate, is reconciled to the amount of federal income tax recorded on the books as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Book Income Before Federal Income Tax     $186    $280    $271
                                          ====    ====    ====
Tax on Book Income at Statutory Rate      $ 65    $ 98    $ 95
Increase (Decrease) in Tax:
  Depreciation                               8       8       6
  Rate Stabilization Program                --     (18)    (18)
  Other items                               (4)      8       3
                                          ----    ----    ----
Total Federal Income Tax Expense          $ 69    $ 96    $ 86
                                          ----    ----    ----

The Company joins in the filing of a consolidated federal income tax return with its affiliated companies. The method of tax allocation reflects the benefits and burdens realized by each company's participation in the consolidated tax return, approximating a separate return result for each company.

For tax reporting purposes, the Perry Nuclear Power Plant Unit 2 (Perry Unit 2) abandonment was recognized in 1994 and resulted in a $204 million loss with a corresponding $71 million reduction in federal income tax liability. Because of the alternative minimum tax (AMT), $40 million of the $71 million was realized in 1994. The remaining $31 million will not be realized until 1999. Additionally, a repayment of approximately $29 million of previously allowed investment tax credits was recognized in 1994.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $420 million and deferred tax liabilities of $1.726 billion at December 31, 1996 and deferred tax assets of $425 million and deferred tax liabilities of $1.723 billion at December 31, 1995. These are summarized as follows:

                                                December 31,
                                               ---------------
                                                1996     1995
                                               ------   ------
                                                (millions of
                                                  dollars)
Property, plant and equipment                  $1,482   $1,468
Deferred carrying charges and operating
  expenses                                        134      139
Net operating loss carryforwards                  (26)     (67)
Investment tax credits                            (95)     (99)
Sale and leaseback transactions                  (121)    (123)
Other                                             (68)     (20)
                                               ------   ------
    Net deferred tax liability                 $1,306   $1,298
                                               ======   ======

For tax purposes, net operating loss (NOL) carryforwards of approximately $74 million are available to reduce future taxable income and will expire in 2009. The 35% tax effect of the NOLs is $26 million. Additionally, AMT credits of $174 million that may be carried forward indefinitely are available to reduce future tax.

[Cleveland Electric]                                        [Cleveland Electric]

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

Pension costs (credits) for Centerior Energy and its subsidiaries for 1994 through 1996 were comprised of the following components:

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                               dollars)
Service cost for benefits earned during
  the period                             $ 13    $ 10    $ 13
Interest cost on projected benefit
  obligation                               28      26      26
Actual return on plan assets              (50)    (53)     (2)
Net amortization and deferral               2       9     (34)
                                         ----    ----    ----
  Net costs (credits)                    $ (7)   $ (8)   $  3
                                         ====    ====    ====

Pension costs (credits) for the Company and its pro rata share of the Service Company's costs were $(5) million for both 1996 and 1995, and $2 million for 1994.

The following table presents a reconciliation of the funded status of the Centerior Pension Plan. The Company's share of the Centerior Pension Plan's total projected benefit obligation approximates 50%.

                                               December 31,
                                               -------------
                                               1996     1995
                                               ----     ----
                                               (millions of
                                                 dollars)
Actuarial present value of benefit
  obligations:
  Vested benefits                              $326     $304
  Nonvested benefits                             16        2
                                               ----     ----
    Accumulated benefit obligation              342      306
  Effect of future compensation levels           53       54
                                               ----     ----
    Total projected benefit obligation          395      360
Plan assets at fair market value                421      394
                                               ----     ----
    Funded status                                26       34
Unrecognized net gain from variance between
  assumptions and experience                    (56)     (68)
Unrecognized prior service cost                  14       15
Transition asset at January 1, 1987 being
  amortized over 19 years                       (32)     (36)
                                               ----     ----
    Net accrued pension liability              $(48)    $(55)
                                               ====     ====

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.75% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1997 and 4% thereafter. At December 31, 1995, the settlement rate and long-term rate of return on plan assets assumptions were 8% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1996 and 1997 and 4% thereafter. At December 31, 1996 and 1995, the Company's net prepaid pension cost included in Regulatory and Other Assets -- Other in the Balance Sheet was $15 million and $11 million, respectively.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

(b) OTHER POSTRETIREMENT BENEFITS

Centerior Energy sponsors jointly with its subsidiaries a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. Under SFAS 106, the accounting standard for postretirement benefits other than pensions, the expected costs of such benefits are accrued during the employees' years of service.

The components of the total postretirement benefit costs for 1994 through 1996 were as follows:

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                               dollars)
Service cost for benefits earned during
  the period                             $ 1     $ 1     $ 1
Interest cost on accumulated
  postretirement benefit obligation       12      11      11
Amortization of transition obligation
  at January 1, 1993 of $104 million
  over 20 years                            5       5       5
Amortization of gain                      --      (1)     --
                                         ---     ---     ---
  Total costs                            $18     $16     $17
                                         ===     ===     ===

These amounts included costs for the Company and its pro rata share of the Service Company's costs.

The accumulated postretirement benefit obligation and accrued postretirement benefit cost for the Company and its share of the Service Company's obligation are as follows:

                                               December 31,
                                               -------------
                                               1996    1995
                                               -----   -----
                                               (millions of
                                                 dollars)
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                         $(108)  $(124)
  Fully eligible active plan participants         (3)     (2)
  Other active plan participants                 (21)    (19)
                                               -----   -----
    Accumulated postretirement benefit
      obligation                                (132)   (145)
Unrecognized net gain from variance between
  assumptions and experience                     (31)    (12)
Unamortized transition obligation                 74      79
                                               -----   -----
    Accrued postretirement benefit cost        $ (89)  $ (78)
                                               =====   =====

The Balance Sheet classification of Retirement Benefits at December 31, 1996 and 1995 includes only the Company's accrued postretirement benefit cost of $73 million and $65 million, respectively, and excludes the Service Company's portion since the Service Company's total accrued cost is carried on its books.

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996 and 1995, the settlement rate and the long-term rate of annual compen-

[Cleveland Electric]                                        [Cleveland Electric]
sation increase assumptions were the same as those discussed for pension reporting in Note 9(a). At December 31, 1996, the assumed annual health care cost trend rates (applicable to gross eligible charges) were 7.5% for medical and 7% for dental in 1997. Both rates reduce gradually to a fixed rate of 4.75% by 2003. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by one percentage point in each future year, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by $3 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $0.3 million.

(10) GUARANTEES

The Company has guaranteed certain loan and lease obligations of a coal supplier under a long-term coal supply contract. At December 31, 1996, the principal amount of the loan and lease obligations guaranteed by the Company under the contract was $19 million.

The prices under the contract which includes certain minimum payments are sufficient to satisfy the loan and lease obligations and mine closing costs over the life of the contract. If the contract is terminated early for any reason, the Company would attempt to reduce the termination charges and would ask the PUCO to allow recovery of such charges from customers through the fuel factor. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

(11) CAPITALIZATION

(a) CAPITAL STOCK TRANSACTIONS

Preferred stock shares retired during the three years ended December 31, 1996 are listed in the following table.

                                     1996      1995      1994
                                     ----      ----      ----
                                      (thousands of shares)
Subject to Mandatory Redemption:
  $ 7.35 Series C                     (10)      (10)      (10)
   88.00 Series E                      (3)       (3)       (3)
  Adjustable Series M                  --      (100)     (100)
    9.125 Series N                   (150)     (111)     (189)
   91.50 Series Q                     (11)      (11)       --
   90.00 Series S                      --        (1)       --
Not Subject to Mandatory
  Redemption:
  Adjustable Series L                 (26)       --        --
                                     ----      ----      ----
    Total                            (200)     (236)     (302)
                                     ====      ====      ====

(b) EQUITY DISTRIBUTION RESTRICTIONS

Federal law prohibits the Company from paying dividends out of capital accounts. The Company has since 1993 declared and paid preferred and common stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, the Company had a deficit in its retained earnings. At December 31, 1996, the Company had $130 million of appropriated retained earnings for the payment of dividends. See Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity.

(c) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $30 million in 1997, $15 million in 1998, $33 million in both 1999 and 2000, and $80 million in 2001.

The annual preferred stock mandatory redemption provisions are as follows:

                                     Shares              Price
                                     To Be    Beginning   Per
                                    Redeemed     in      Share
                                    --------  ---------  ------
$ 7.35 Series C                      10,000      1984    $  100
 88.00 Series E                       3,000      1981     1,000
  9.125 Series N                    150,000      1993       100
 91.50 Series Q                      10,714      1995     1,000
 88.00 Series R                      50,000      2001*    1,000
 90.00 Series S                      18,750      1999     1,000

* All outstanding shares to be redeemed on December 1, 2001.

In 1995, the Company purchased 1,000 shares of Serial Preferred Stock, $90.00 Series S, which reduces the 2002 redemption requirement shown in the above table.

The annualized preferred dividend requirement at December 31, 1996 was $38 million.

The preferred dividend rate on the Company's Series L fluctuates based on prevailing interest rates and market conditions. The dividend rate for this issue was 7% in 1996.

Preference stock authorized for the Company is 3,000,000 shares without par value. No preference shares are currently outstanding.

With respect to dividend and liquidation rights, the Company's preferred stock is prior to its preference stock and common stock, and its preference stock is prior to its common stock.

(d) LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt which matures or is subject to put options during the next five years is as follows: $115 million in 1997, $68 million in 1998, $149 million in 1999, $5 million in 2000 and $62 million in 2001.

The Company's mortgage constitutes a direct first lien on substantially all property owned and franchises held by the Company. Excluded from the lien, among other things, are cash, securities, accounts receivable, fuel and supplies.

Certain credit agreements of the Company contain covenants relating to fixed charge coverage ratios and limitations on secured financing other than through first

[Cleveland Electric]                                        [Cleveland Electric]
mortgage bonds or certain other transactions. The Company was in compliance with all such covenants as of December 31, 1996. The Company and Toledo Edison have letters of credit in connection with the sale and leaseback of Beaver Valley Unit 2 that expire in June 1999. The letters of credit are in an aggregate amount of approximately $225 million and are secured by first mortgage bonds of the Company and Toledo Edison in the proportion of 40% and 60%, respectively.

(12) SHORT-TERM BORROWING ARRANGEMENTS

Centerior Energy has a $125 million revolving credit facility through May 1997. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Company and Toledo Edison. Centerior Energy plans to transfer any of its borrowed funds to the Company and Toledo Edison. The credit agreement is secured with first mortgage bonds of the Company and Toledo Edison in the proportion of 40% and 60%, respectively. The credit agreement also provides the participating banks with a subordinate mortgage security interest on the properties of the Company and Toledo Edison. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. There were no borrowings under the facility at December 31, 1996. Also, the Company and Toledo Edison may borrow from each other on a short-term basis. At December 31, 1996, the Company had total short-term borrowings of $112 million from its affiliates with a weighted average interest rate of 6.18%.

(13) FINANCIAL INSTRUMENTS

The estimated fair values at December 31, 1996 and 1995 of financial instruments that do not approximate their carrying amounts in the Balance Sheet are as follows:

                                           December 31,
                                ----------------------------------
                                      1996              1995
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                       (millions of dollars)
Capitalization and Liabilities:
  Preferred Stock, with
    Mandatory Redemption
    Provisions                   $  216   $  220   $  245   $  232
  Long-Term Debt                  2,562    2,630    2,819    2,824

Noncash investments in the Nuclear Plant Decommissioning Trusts are summarized in the following table. In 1996, the Company and Toledo Edison transferred the bulk of their investment assets in existing trusts into Centerior Energy pooled trust funds for the two companies. The December 31, 1996 amounts in the table represent the Company's pro rata share of the fair value of such noncash investments.

                                                December 31,
                                               --------------
                                               1996      1995
                                               ----      ----
                                                (millions of
                                                   dollars)
Type of Securities:
  Debt Securities:
    Federal Government                         $14       $26
    Municipal                                   --        14
    Other                                        5        --
                                               ---       ---
                                                19        40
  Equity Securities                             56        --
                                               ---       ---
      Total                                    $75       $40
                                               ===       ===
Maturities of Debt Securities:
  Due within one year                          $--       $ 1
  Due in one to five years                      10        12
  Due in six to 10 years                         4        13
  Due after 10 years                             5        14
                                               ---       ---
      Total                                    $19       $40
                                               ===       ===

The fair value of these trusts is estimated based on the quoted market prices for the investment securities and approximates the carrying value. The fair value of the Company's preferred stock, with mandatory redemption provisions, and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1996 and 1995 because of their short-term nature.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1996.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                     (millions of dollars)
1996
  Operating Revenues          $428      $434       $506      $422
  Operating Income              76        86        121        76
  Net Income                    17        25         59        16
  Earnings Available for
    Common Stock                 7        15         49         6
1995
  Operating Revenues          $410      $424       $526      $408
  Operating Income              85        91        145        77
  Net Income                    34        38         90        23
  Earnings Available for
    Common Stock                23        27         80        12

Earnings for the quarter ended September 30, 1996 were decreased by $11 million as a result of a $17 million charge for the disposition of materials and supplies inventory. The sale and disposal of inventory was part of the reengineering of the supply chain process.

(15) PENDING MERGER OF CENTERIOR ENERGY AND OHIO EDISON

On September 13, 1996, Centerior Energy and Ohio Edison entered into an agreement and plan of merger to

[Cleveland Electric]                                        [Cleveland Electric]
form a new holding company, FirstEnergy. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the Company, Toledo Edison and Ohio Edison. As a result of the merger, the common stock share owners of Centerior Energy and Ohio Edison will own all of the issued and outstanding shares of FirstEnergy common stock. Centerior Energy share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned. Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned.

FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles. If FirstEnergy elects to apply, or "push down", the effects of purchase accounting to the financial statements of the Company and Toledo Edison, the Company and Toledo Edison would record adjustments to: (1) reduce the carrying value of nuclear generating plant by $1.25 billion to fair value; (2) recognize goodwill of $865 million; (3) reduce common stock equity by $401 million; (4) reset retained earnings of the Company and Toledo Edison to zero; and (5) reduce the related deferred federal income tax liability by $438 million. These amounts reflect FirstEnergy's estimates of the pro forma combined adjustments for the Company and Toledo Edison as of September 30, 1996. The actual adjustments to be recorded could be materially different from these estimates. FirstEnergy has not decided whether to push down the effects of purchase accounting to the financial statements of the Company and Toledo Edison if the merger with Ohio Edison is completed, nor has FirstEnergy estimated the allocations between the two companies if push-down accounting is elected.

In addition to the approvals by the share owners of Centerior Energy and Ohio Edison common stock, various aspects of the merger are subject to the approval of the FERC and other regulatory authorities. A rate reduction and economic development plan for the Company and Toledo Edison has been approved by the PUCO. From the date of consummation of the merger through 2006, the plan provides for rate reductions, frozen fuel cost factors, economic development incentive prices, an energy-efficiency program, an earnings cap and an accelerated reduction in nuclear and regulatory assets for regulatory purposes. The plan will require the Company and Toledo Edison to write off certain regulatory assets at the time the merger becomes probable, which is expected to be after obtaining the aforementioned approvals of the merger. The write-off amounts for the Company and Toledo Edison to be charged against earnings, estimated by FirstEnergy to total approximately $750 million, will be determined based upon the plan's regulatory accounting and cost recovery details to be submitted by FirstEnergy to the PUCO staff for approval. The Company's share of the write-off is expected to be about two-thirds of this amount.

If the merger is not consummated, the plan would be null and void. See Management's Financial Analysis -- Outlook-Pending Merger with Ohio Edison and -FirstEnergy Rate Plan for a discussion of the proposed merger and the plan.

(16) PENDING MERGER OF TOLEDO EDISON INTO THE COMPANY

In March 1994, Centerior Energy announced a plan to merge Toledo Edison into the Company. The merger agreement between Centerior Energy and Ohio Edison requires the approval of Ohio Edison prior to consummation of the proposed merger of Toledo Edison into the Company. Ohio Edison has not yet made a decision. All necessary regulatory approvals have been obtained, except the NRC's approval. This application was withdrawn at the NRC's request pending Ohio Edison's decision whether to complete this merger.

In June 1995, share owners of Toledo Edison's preferred stock approved the merger and share owners of the Company's preferred stock approved the authorization of additional shares of preferred stock. If and when the merger becomes effective, share owners of Toledo Edison's preferred stock will exchange their shares for preferred stock shares of the Company having substantially the same terms. Debt holders of the merging companies will become debt holders of the Company.

For the merging companies, the combined pro forma operating revenues were $2.554 billion, $2.516 billion and $2.422 billion and the combined pro forma net income was $174 million, $281 million and $268 million for the years 1996, 1995 and 1994, respectively. The pro forma data is based on accounting for the merger on a method similar to a pooling of interests. The pro forma data is not necessarily indicative of the results of operations which would have been reported had the merger been in effect during those years or which may be reported in the future. The pro forma data does not reflect any potential effects related to the consummation of the Centerior Energy and Ohio Edison merger. The pro forma data should be read in conjunction with the audited financial statements of both the Company and Toledo Edison.

[Cleveland Electric]                                        [Cleveland Electric]

FINANCIAL AND STATISTICAL REVIEW

                 OPERATING REVENUES (millions of dollars)

                                                                 Total                   Total       Steam
Year         Residential    Commercial    Industrial    Other    Retail    Wholesale    Electric    Heating    Revenues
-----------------------------------------------------------------------------------------------------------------------
1996            $ 562           571           524         88     1 745         45         1 790        --       $ 1 790
1995              559           563           523         93     1 738         31         1 769        --         1 769
1994              531           541           508         98     1 678         20         1 698        --         1 698
1993              539           536           510         98     1 683         68         1 751        --         1 751
1992              517           531           530        101     1 679         64         1 743        --         1 743
1986              410           383           461         61     1 315          8         1 323        13         1 336
-----------------------------------------------------------------------------------------------------------------------

                 OPERATING EXPENSES (millions of dollars)

                             Other        Generation                                   Amortization of
              Fuel &       Operation      Facilities     Depreciation      Taxes,         Deferred        Federal      Total
             Purchased         &            Rental            &          Other Than       Operating       Income     Operating
Year           Power      Maintenance    Expense, Net    Amortization       FIT         Expenses, Net      Taxes     Expenses
------------------------------------------------------------------------------------------------------------------------------
1996           $ 408          426              56             210            230              26             75       $ 1 431
1995             413          418              56             196            230             (36)            94         1 371
1994             391          394              56             195            218             (34)            82         1 302
1993             423          598(a)           56             182            221              27(b)          22         1 529
1992             434          410              55             179            226             (35)            89         1 358
1986             372          388              --             103            144              --             97         1 104
------------------------------------------------------------------------------------------------------------------------------

                 INCOME (LOSS) (millions of dollars)

                                                                         Federal         Income
                                              Other        Deferred      Income          (Loss)
                                            Income &       Carrying      Taxes--         Before
                  Operating     AFUDC--    Deductions,     Charges,      Credit         Interest
Year               Income       Equity         Net           Net        (Expense)        Charges
------------------------------------------------------------------------------------------------
1996                $ 359           2           (10)           --            6            $ 357
1995                  398           2             2            29           (2)             429
1994                  396           4             6            25           (4)             427
1993                  222           4          (356)(c)      (487)(b)      270             (347)
1992                  385           1             8            59           (5)             448
1986                  232         179            (7)           --           65              469
------------------------------------------------------------------------------------------------

                 INCOME (LOSS) (millions of dollars)

                                                                        Earnings
                                                      Preferred &        (Loss)
                                            Net       Preference      Available for
                    Debt        AFUDC--    Income        Stock           Common
Year              Interest       Debt      (Loss)      Dividends          Stock
-----------------------------------------------------------------------------------
1996                $ 242          (2)       117           39            $    78
1995                  248          (3)       184           43                141
1994                  247          (5)       185           45                140
1993                  244          (4)      (587)          45               (632)
1992                  243          --        205           41                164
1986                  232         (63)       300           40                260
-----------------------------------------------------------------------------------

(a) Includes early retirement program expenses and other charges of $165 million.

(b) Includes write-off of phase-in deferrals of $636 million, consisting of $117 million of deferred operating expenses and $519 million of deferred carrying charges.

[Cleveland Electric]                                        [Cleveland Electric]

                    The Cleveland Electric Illuminating Company and Subsidiaries

        ELECTRIC SALES (millions of KWH)                                           ELECTRIC CUSTOMERS
                                                                                   (thousands at year end)

                                                                                                                Industrial
Year    Residential    Commercial    Industrial    Wholesale    Other    Total     Residential    Commercial     & Other      Total
-------------------------------------------------------------------------------    ------------------------------------------------
1996       4 958          5 908        7 977         2 155       522     21 520        663            71             7         741
1995       5 063          5 946        7 994         1 694       550     21 247        670            72             7         749
1994       4 924          5 770        7 970         1 073       575     20 312        668            72             7         747
1993       4 934          5 634        7 911         2 290       532     21 301        669            71             8         748
1992       4 725          5 467        7 988         1 989       533     20 702        670            71             8         749
1986       4 586          4 744        7 927           121       460     17 838        651            63             9         723
-----------------------------------------------------------------------------------------------------------------------------------

        RESIDENTIAL USAGE

                                  Average     Average
                     Average       Price      Revenue
                     KWH Per        Per         Per
Year                 Customer       KWH       Customer
------------------------------------------------------
1996                   7 451       11.34c     $845.12
1995                   7 570       11.04       835.40
1994                   7 370       10.79       795.11
1993                   7 373       10.93       805.68
1992                   7 071       10.94       773.77
1986                   6 810        8.94       611.34
-----------------------------------------------------


        LOAD (MW & %)                            ENERGY (millions of KWH)                          FUEL

            Net                                       Company Generated                                      Efficiency--
          Seasonal    Peak   Capacity    Load    ---------------------------   Purchased           Fuel Cost   BTU Per
Year     Capability   Load    Margin    Factor   Fossil(d)   Nuclear   Total      Power    Total    Per KWH      KWH
----------------------------------------------   ------------------------------------------------  -------------------
1996       3 922      3 938    (0.4)%    60.6%   14 411       6 829    21 240     1 640    22 880     1.35c    10 357
1995       4 273      4 049     5.2      58.8    12 684       8 175    20 859     1 673    22 532     1.42     10 504
1994       4 500      3 740    16.9      62.4    12 840       6 405    19 245     2 022    21 267     1.35     10 538
1993       4 500      3 862    14.2      59.9    15 557       5 644    21 201     1 454    22 655     1.37     10 339
1992       4 704      3 605    23.4      63.0    12 715       7 521    20 236     1 649    21 885     1.47     10 456
1986       3 775      3 601     4.6      62.2    16 151          12    16 163     2 984    19 147     1.78     10 464



        INVESTMENT (millions of dollars)

                                                       Construction
               Utility                                   Work In                       Total
               Plant       Accumulated                   Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net        & Perry        Fuel and     Plant and       Plant       Total
Year           Service     Amortization      Plant        Unit 2         Other       Equipment     Additions     Assets
-----------------------------------------------------------------------------------------------------------------------
1996           $6 938          2 252         4 686            57           167         $4 910        $ 111       $6 878
1995            6 872          2 094         4 778            73           180          5 031          155        7 152
1994            6 871          2 014         4 857            99           195          5 151          156        7 151
1993            6 734          1 889         4 845           141           243          5 229          175        7 159
1992            6 602          1 728         4 874           501           261          5 636          156        8 123
1986            3 197            952         2 245         3 013           384          5 642          671        6 155
-----------------------------------------------------------------------------------------------------------------------


        CAPITALIZATION (millions of dollars & %)

                                       Preferred &
                                        Preference         Preferred
                                       Stock, with       Stock, without
                                        Mandatory          Mandatory
                   Common Stock         Redemption         Redemption
Year                  Equity            Provisions         Provisions        Long-Term Debt      Total
-------------------------------------------------------------------------------------------------------
1996             $1 045        27%     186         5%     238         6%     2 441        62%    $3 910
1995              1 127        26      215         5      241         6      2 666        63      4 249
1994              1 058        26      246         6      241         6      2 543        62      4 088
1993              1 040        24      285         7      241         5      2 793        64      4 359
1992              1 865        39      314         6      144         3      2 515        52      4 838
1986              1 844        40      339         7      144         3      2 311        50      4 638
-------------------------------------------------------------------------------------------------------

(c) Includes write-off of Perry Unit 2 of $351 million.

(d) Reduced by net energy used by the Seneca Pumped Storage Plant for pumping.

[Cleveland Electric]                                        [Cleveland Electric]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

[Cleveland Electric]                                        [Cleveland Electric]

MANAGEMENT'S FINANCIAL ANALYSIS

OUTLOOK

STRATEGIC PLAN

In early 1994, Centerior Energy Corporation (Centerior Energy), along with The Toledo Edison Company (Company) and The Cleveland Electric Illuminating Company (Cleveland Electric), created a strategic plan to achieve the twin goals of strengthening their financial conditions and improving their competitive positions. The Company and Cleveland Electric are the two wholly owned electric utility subsidiaries of Centerior Energy. The plan's objectives relate to the combined operations of all three companies. To meet these goals, we seek to maximize share owner return on Centerior Energy common stock, achieve profitable revenue growth, become a leader in customer satisfaction, build a winning employee team and attain increasingly competitive supply costs. During 1996, the third year of the eight-year plan, we made strong gains toward reaching some plan objectives but need significant improvement on others.

A major step taken to reach the twin goals was Centerior Energy's agreement to merge with Ohio Edison Company (Ohio Edison) to form a new holding company called FirstEnergy Corp. (FirstEnergy). The proposed merger, combined with good operating performance, a successful price increase and the accelerated paydown of debt, resulted in a significant stock price gain, such that the total return to Centerior Energy common stock share owners during 1996 was 33%. The merger is expected to better position the merged companies to meet coming competitive challenges.

Revenue growth is a key objective of the plan, from pricing actions as well as market expansion.

In April 1996, The Public Utilities Commission of Ohio (PUCO) approved in full the $119 million price increases requested by the Company and Cleveland Electric ($35 million and $84 million, respectively). The primary purpose of the increases was to provide additional revenues to recover all the costs of providing electric service, including deferred costs, and provide a fair return to Centerior Energy common stock share owners. The additional revenues also provided cash to accelerate the redemption of debt and preferred stock.

Kilowatt-hour sales to the Company's retail customers increased by 1.6% compared to 1995 results as sales to industrial and commercial customers increased by 3% and 2.4%, respectively. Adjusted for weather, kilowatt-hour sales to commercial and residential customers increased by 4.7% and 1%, respectively.

Another key element of our revenue strategy is to offer long-term contracts to large industrial customers who might otherwise consider changing power suppliers. During 1996, we renewed and extended for seven to ten years contracts with many of our large industrial customers, including the six largest. While this strategy has resulted in lower prices for these customers, in the long run, it is expected to maximize share owner value by retaining our customer base in a changing industry. Prior to these renewals, 94% of our industrial base rate (nonfuel) revenues under contract was scheduled for renewal before 1999. Following the renewals, the comparable percentage is 19%. At year-end 1996, 61% of our industrial base rate revenues was under long-term contracts.

Northwest Ohio is recognized as one of the nation's leading areas in job creation and economic growth. New and expanded operations at businesses such as Delafoil/Phillips and Alcoa, as well as the development surrounding a new, major North Star BHP Steel facility, are adding to our opportunities for revenue growth. In 1996, we gained commitments on 23 economic development projects, representing almost $5 million in new and retained annual base rate revenues and over 3,000 new and retained jobs for Northwest Ohio.

Under the strategic plan, Centerior Energy and its subsidiaries are structured in six strategic business groups to better focus on competitiveness. During 1996, the Company reduced employment from about 1,800 to 1,600. Further reduction in our work force to about 1,400 is planned by year-end 1997. We also plan to reduce expenditures for operation and maintenance activities (exclusive of fuel and purchased power expenses) and capital projects from $384 million in 1996 to approximately $360 million in 1997 by continuing to streamline operations. We will continue to reduce our unit cost of fuel used for generating electricity, while safely improving the operating performance of our generation facilities.

Reducing fixed financing costs is another primary objective in strengthening the Company's financial and competitive position. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases by $82 million. See Note 2. Interest expense and preferred dividends dropped $16 million. In the last three years, fixed obligations were reduced by $277 million.

In 1996, we reported earnings available for common stock of $40 million compared to $79 million in 1995. The reported decrease masks a $5 million increase in basic earnings from operations and a significant improvement in the quality of reported earnings. The decline in reported earnings is primarily attributable to the delay in implementing our price increase until late April, while we began at the end of 1995 to charge earnings for operating expenses and amortization of deferrals which the price increase was designed to recover. The price increase contributed approximately $14 million (after tax) more cash to our earnings in 1996. The change in regulatory accounting measures resulted in a $47 million decrease in reported earnings for 1996 versus 1995. In addition, 1996 results included noncash charges against earnings of $11 million after tax for the disposition of inventory and write-down of inactive production facilities. The full benefit of our $35 million price increase, substantial reductions in operation and maintenance expenses and a continuing decline in interest charges are expected to result in improvement in earnings and cash flow from operations in 1997.

[Toledo Edison]                                                  [Toledo Edison]

PENDING MERGER WITH OHIO EDISON

On September 16, 1996, Centerior Energy announced its merger with Ohio Edison in a stock-for-stock transaction. Centerior Energy share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned, while Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the Company, Cleveland Electric and Ohio Edison.

FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles. If FirstEnergy elects to apply, or "push down", the effects of purchase accounting to the financial statements of the Company and Cleveland Electric, the Company and Cleveland Electric would record adjustments to: (1) reduce the carrying value of nuclear generating plant by $1.25 billion to fair value; (2) recognize goodwill of $865 million; (3) reduce common stock equity by $401 million; (4) reset retained earnings of the Company and Cleveland Electric to zero; and (5) reduce the related deferred federal income tax liability by $438 million. These amounts reflect FirstEnergy's estimates of the pro forma combined adjustments for the Company and Cleveland Electric as of September 30, 1996. The actual adjustments to be recorded could be materially different from these estimates. FirstEnergy has not decided whether to push down the effects of purchase accounting to the financial statements of the Company and Cleveland Electric if the merger with Ohio Edison is completed, nor has FirstEnergy estimated the allocations between the two companies if push-down accounting is elected.

We believe that the merger will create a company that is better positioned to compete in the electric utility industry than either Centerior Energy or Ohio Edison could on a stand-alone basis, enhancing long-term share owner value and providing customers with reliable service at more stable and competitive prices.

The combination of Centerior Energy and Ohio Edison is a natural alliance of two companies with adjoining service areas who already share many major generating units. FirstEnergy expects to reduce costs, maximize efficiencies and increase management flexibility in order to enhance revenues, cash flows and earnings and be a more effective competitor in the increasingly competitive electric utility industry.

FirstEnergy anticipates the merger will result in net savings for the combined companies of approximately $1 billion over ten years, in addition to the impact of cost reduction programs underway at both companies. The additional savings, which probably could not be achieved without the merger, will result primarily from the reduction of duplicative functions and positions, joint dispatch of generating facilities and procurement efficiencies. FirstEnergy expects reductions in labor costs to comprise slightly over half the estimated savings. In addition, FirstEnergy expects to reduce system-wide debt by at least $2.5 billion through the year 2000, yielding additional long-term savings in the form of lower interest expense.

The Company's share of the $1 billion of savings will permit the Company to reduce prices to its customers as discussed below under FirstEnergy Rate Plan. Absent the merger, the Company plans to achieve savings as well, but at a lower level, which is expected to allow prices to be frozen at current levels until at least 2002 despite inflationary pressures.

Various aspects of the merger are subject to the approval of the Federal Energy Regulatory Commission (FERC) and other regulatory authorities. Common stock share owners of Centerior Energy and Ohio Edison are expected to vote on approval of the merger agreement on March 27, 1997. The merger must be approved by the affirmative votes of the share owners of at least two-thirds of the outstanding shares of Ohio Edison common stock and a majority of the outstanding shares of Centerior Energy common stock. The merger is expected to be effective in late 1997.

FIRSTENERGY RATE PLAN

On January 30, 1997, the PUCO approved a Rate Reduction and Economic Development Plan (Plan) for the Company and Cleveland Electric to be effective upon the consummation of the Centerior Energy and Ohio Edison merger. The Plan would be null and void if the merger is not consummated. The rate order granting the April 1996 price increase will remain in full force and effect during the pendency of the merger or if the merger is not consummated.

The Plan calls for a base rate freeze through 2005 (except to comply with any significant changes in environmental, regulatory or tax laws), followed by an immediate $310 million (which represents a decrease of approximately 15% from current levels) base rate reduction in 2006 (the Company's share is expected to be $93 million); interim reductions beginning seven months after consummation of the merger of $3 per month increasing to $5 per month per residential customer by July 1, 2001; $105 million for economic development and energy efficiency programs (the Company's share is expected to be $35 million); earnings caps for regulatory purposes for the Company and Cleveland Electric; a commitment by FirstEnergy for a reduction, for regulatory accounting purposes, in nuclear and regulatory assets by the end of 2005 of at least $2 billion more than it otherwise would be, through revaluing facilities or accelerating depreciation and amortization; and a freeze in fuel cost factors until December 31, 2005, subject to PUCO review at year-end 2002 and annual inflation adjustments. The Plan permits the Company and Cleveland Electric to dispose of generating assets subject to notice and possible PUCO approval, and to enter into associated power purchase arrangements.

Total price savings for the Company's customers of about $111 million are anticipated over the term of the Plan, as summarized below, excluding potential economic devel-

[Toledo Edison]                                                  [Toledo Edison]
opment benefits and assuming that the merger takes place on December 31, 1997. The total price savings for customers of the Company and Cleveland Electric are expected to be about $391 million.

Year                                                  Amount
----                                               ------------
                                                   (millions of
                                                      dollars)
1998                                                   $  6
1999                                                     10
2000                                                     12
2001                                                     15
2002                                                     17
2003                                                     17
2004                                                     17
2005                                                     17
                                                       ----
    Total                                              $111
                                                       ====

Under the Plan's earnings cap, the Company and Cleveland Electric will be permitted to earn up to an 11.5% return on common stock equity for regulatory purposes during calendar years prior to 2000, 12% during calendar years 2000 and 2001, and 12.59% during calendar years 2001 through 2005. The regulatory return on equity is generally expected to be lower than the return on equity calculated for financial reporting purposes due to the calculation methodology defined by the Plan and, as discussed in the next paragraph, anticipated differences in accounting for the Plan for financial reporting versus regulatory purposes. If for any calendar year the regulatory return on equity exceeds the specified level, the excess will be credited to customers, first through a reduction in Percentage of Income Payment Plan (PIPP) arrearages and then as a credit to base rates. PIPP is a deferred payment program for low-income residential customers.

The Plan requires, for regulatory purposes, a revaluation of or an accelerated reduction in the investment in nuclear plant and certain regulatory assets of the Company and Cleveland Electric (excluding amounts due from customers for future federal income taxes) by at least $2 billion by the end of 2005. FirstEnergy has not yet determined each company's estimated share of the $2 billion. Only a portion of the $2 billion of accelerated costs is expected to be charged against the two companies' earnings for financial reporting purposes by 2005.

FirstEnergy believes that the Plan will not provide for the full recovery of costs and a fair return on investment associated with the nuclear operations of the Company and Cleveland Electric. Pursuant to the PUCO's order, FirstEnergy is required to submit to the PUCO staff the regulatory accounting and cost recovery details for implementing the Plan. After approval of such details by the PUCO staff, FirstEnergy expects that the Company and Cleveland Electric will discontinue the application of Statement of Financial Accounting Standards
(SFAS) 71 for their nuclear operations if and when consummation of the merger becomes probable. The remainder of their business is expected to continue to comply with the provisions of SFAS 71. At the time the merger is probable, the Company and Cleveland Electric would be required to write off certain of their regulatory assets for financial reporting purposes. The write-off amounts would be determined at that time. FirstEnergy estimates the write-off amounts for the Company and Cleveland Electric will total approximately $750 million. The Company's share of the write-off is expected to be about one-third of this amount. Under the Plan, some or all of this write-off cannot be applied toward the $2 billion regulatory commitment discussed above. For financial reporting purposes, nuclear generating units are not expected to be impaired. If events cause either the Company or Cleveland Electric or both companies to conclude they no longer meet the criteria for applying SFAS 71 for the remainder of their business, they would be required to write off their remaining regulatory assets and measure all other assets for impairment. For a discussion of the criteria for complying with SFAS 71, see Note 7(a).

APRIL 1996 RATE ORDER

In its April 1996 order, the PUCO granted price increases of $35 million and $84 million in annualized revenues to the Company and Cleveland Electric, respectively. The Company and Cleveland Electric intend to freeze rates at existing levels until at least 2002, although they are not precluded from requesting further price increases. In the order, the PUCO provided for recovery of all regulatory assets in the approved rates, and the Company and Cleveland Electric continue to comply with the provisions of SFAS 71.

In connection with its order, the PUCO recommended that the Company and Cleveland Electric write down certain assets for regulatory purposes by an aggregate of $1.25 billion through 2001. If the merger is consummated, the Company and Cleveland Electric believe acceleration of $2 billion of costs under the Plan would fully satisfy this recommendation. The Company and Cleveland Electric agree with the concept of accelerating the recognition of costs and the recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Company and Cleveland Electric believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

Notwithstanding the pending merger with Ohio Edison and discussions with regulators concerning the effect of the Plan on the Company's nuclear generating assets, we believe it is reasonable to expect that rates will be set at levels that will recover all current and anticipated costs associated with the Company's nuclear operations, including all associated regulatory assets, and such rates can be charged to and collected from customers. If there is a change in our evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of the Company's assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Company may be required to record material charges to earnings.

[Toledo Edison]                                                  [Toledo Edison]

MERGER OF THE COMPANY INTO CLEVELAND ELECTRIC

In October 1996, the FERC authorized the merger of the Company into Cleveland Electric. The merger agreement between Centerior Energy and Ohio Edison requires the approval of Ohio Edison prior to consummation of the proposed merger of the Company into Cleveland Electric. Ohio Edison has not yet made a decision. See
Note 16.

COMPETITION

Structural changes in the electric utility industry from actions by both federal and state regulatory bodies are continuing to place downward pressure on prices and increase competition for customers. The Company's nuclear plant licenses have required open-access transmission for its wholesale customers for 20 years. More recently, the Federal Energy Policy Act of 1992 initiated broader access to utility transmission systems and, in 1996, the FERC adopted rules relating to open-access transmission services. The open-access rules require utilities to deliver power from other utilities or generation sources to their wholesale customers at nondiscriminatory prices.

A number of states have enacted transition legislation which provides for introduction of competition for retail electric business and recovery of stranded investment. Several groups in Ohio are studying the possible introduction of retail wheeling and stranded investment recovery. Retail wheeling occurs when a customer obtains power from a utility company other than its local utility. The term "stranded investment" generally refers to fixed costs approved for recovery under traditional regulatory methods that would become unrecoverable, or "stranded", as a result of legislative changes which allow for widespread competition. The PUCO is sponsoring discussions among a group of business, utility and consumer interests to explore ways of promoting competitive options without unduly harming the interests of utility company share owners or customers. The PUCO also has introduced two pilot projects, both intended as initial steps to introduce competitive elements into the Ohio electric utility business.

A bill to restructure the electric utility industry in Ohio has been introduced in the Ohio House of Representatives. A bipartisan committee from both legislative houses has been formed to study the issue. Centerior Energy presented the Company's model for customer choice, called Energy Choice, to the PUCO discussion group in August 1996. Under this model, full retail competition should be introduced by 2002, but two essential elements, recovery of stranded investment and levelization of tax burdens among energy suppliers, must be resolved in the interim to assure share owners' recovery of and a fair return on their investments.

Although competitive pressures are increasing, the traditional regulatory framework remains in place and is expected to continue for the foreseeable future. We cannot predict when and to what extent retail wheeling or other forms of competition will be allowed. We believe that pure competition (unrestricted retail wheeling for all customer classifications) is at least several years away and that any transition to pure competition will be in phases. The FERC and the PUCO have acknowledged the need to provide at least partial recovery of stranded investment as greater competition is permitted and, therefore, we believe that there will be a mechanism developed for the recovery of at least some stranded investment. However, due to the uncertainty involved, there is a risk in connection with the introduction of retail wheeling that some of the Company's assets may not be fully recovered.

Competition from municipal electric suppliers for retail business in our service area is producing both favorable and unfavorable results in our business. All existing customers in the City of Clyde now have the right to choose between the municipal supplier and the Company, as a result of a November 1996 referendum overturning a Clyde ordinance limiting such choice. In the City of Toledo, City Council funded a consultant's study of alternatives to our service. A draft of the consultant's report states that, if Centerior Energy and Ohio Edison merge, a municipal system in Toledo could not compete with the Company because of the rate reductions contained in the Plan approved by the PUCO. The consultant's draft report also states that, if the merger does not occur, a municipal system could be competitive with the Company in one portion of the City. However, errors have been found in the draft report which may change the content of the final consultant's report. The final report will be considered by the City's Electric Franchise Review Committee before making its recommendation to City Council later in 1997. Municipal expansion activity continues in areas surrounding several towns serviced by municipal systems in our service area. We continue to pursue legal remedies to halt illegal municipal expansion in our service area.

The merger with Ohio Edison and the benefits of the Plan to our customers are expected to better position us to deal with the structural changes taking place in the industry and to improve our competitive position with respect to municipalization.

NUCLEAR OPERATIONS

The Company has interests in three nuclear generating units -- Davis-Besse Nuclear Power Station (Davis-Besse), Perry Nuclear Power Plant Unit 1 (Perry Unit 1) and Beaver Valley Power Station Unit 2 (Beaver Valley Unit 2) -- and operates the first one. Cleveland Electric operates Perry Unit 1.

All three units were out of service temporarily for refueling during 1996; thus, plant availability factors for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 were 85%, 76% and 70%, respectively, for 1996. The 1994-1996 availability factors for the units were 91%, 72%, and 85%, for Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2, respectively. The comparable industry averages for a three-year period (as of August 31, 1996) are 82% for pressurized water reactors such as Davis-Besse and Beaver Valley Unit 2 and 78% for boiling water reactors such as Perry Unit 1. Davis-Besse established a plant record with its 509-day continuous run at or near full capacity

[Toledo Edison]                                                  [Toledo Edison]
before shutting down for its scheduled refueling outage in April 1996.

A significant part of the strategic plan involves ongoing efforts to increase the availability and lower the cost of production of our nuclear units. In 1996, we continued our progress toward increasing long-term unit availability while continuing to lower production costs. The goal of our nuclear improvement program is for Cleveland Electric to replicate Davis-Besse's operational excellence and cost reduction gains at Perry Unit 1, while improving performance ratings.

Our nuclear units may be impacted by activities or events beyond our control. Operating nuclear units have experienced unplanned outages or extensions of scheduled outages because of equipment problems or new regulatory requirements. A major accident at a nuclear facility anywhere in the world could cause the Nuclear Regulatory Commission (NRC) to limit or prohibit the operation or licensing of any domestic nuclear unit. If one of our nuclear units is taken out of service for an extended period for any reason, including an accident at such unit or any other nuclear facility, we cannot predict whether regulatory authorities would impose unfavorable rate treatment. Such treatment could include taking our affected unit out of rate base, thereby not permitting us to recover our investment in and earn a return on it, or disallowing certain construction or maintenance costs. An extended outage coupled with unfavorable rate treatment could have a material adverse effect on our financial condition, cash flows and results of operations. Premature plant closings could also have a material adverse effect on our financial condition, cash flows and results of operations because the estimated cost to decommission a plant exceeds the current funding in the decommissioning trust.

HAZARDOUS WASTE DISPOSAL SITES

The Company is aware of its potential involvement in the cleanup of several sites. Although these sites are not on the Superfund National Priorities List, they are generally being administered by various governmental entities in the same manner as they would be administered if they were on such list. Allegations that the Company disposed of hazardous waste at these sites, and the amount involved, are often unsubstantiated and subject to dispute. Federal law provides that all "potentially responsible parties" (PRPs) for a particular site be held liable on a joint and several basis. If the Company were held liable for 100% of the cleanup costs of all the sites referred to above, the cost could be as high as $115 million. However, we believe that the actual cleanup costs will be substantially lower than $115 million, that the Company's share of any cleanup costs will be substantially less than 100% and that most of the other PRPs are financially able to contribute their share. The Company has accrued a liability totaling $3 million at December 31, 1996 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations.

A new Statement of Position issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, Inc. effective January 1, 1997 provides guidance on the recognition and disclosure of environmental remediation liabilities. Adoption of the statement in 1997 is not expected to have a material adverse effect on our financial condition or results of operations.

COMMON STOCK DIVIDENDS

The Company has not paid a common stock dividend to Centerior Energy since February 1991. From 1993 through November 1996, the Company was prohibited from paying a common stock dividend by a provision in its mortgage. See Capital Resources and Liquidity-Liquidity below. The declaration and payment of future common stock dividends is at the discretion of the Company's Board of Directors, subject to applicable legal restrictions.

CAPITAL RESOURCES AND LIQUIDITY

1994-1996 CASH REQUIREMENTS

We need cash for normal corporate operations (including the payment of dividends), retirement of maturing securities, and an ongoing program of constructing and improving facilities to meet demand for electric service and to comply with government regulations. Our cash construction expenditures totaled $41 million in 1994, $53 million in 1995 and $47 million in 1996. Our debt and preferred stock maturities and sinking fund requirements totaled $57 million in 1994, $83 million in 1995 and $58 million in 1996. In addition, we optionally redeemed $184 million of securities in the 1994-1996 period, including $94 million of tax-exempt issues refunded in 1995.

As discussed in Note 1(j), in May 1996, the Company and Cleveland Electric began to sell on a daily basis substantially all of their retail customer accounts receivables and unbilled revenue receivables to Centerior Funding Corporation (Centerior Funding), a wholly owned subsidiary of Cleveland Electric. In July 1996, Centerior Funding issued $150 million in AAA-rated accounts receivable-backed investor certificates due in 2001 with an interest rate of 7.2%. The Company's share of the net proceeds from the accounts receivable securitization was used to redeem higher-cost securities and for general corporate purposes.

As a result of these activities, the embedded cost of the Company's debt at the end of 1996 declined to 9.13% versus 9.23% in 1995 and 9.48% in 1994.

The Company is a party to a $125 million revolving credit facility which was renewed in May 1996 for a one-year term. In 1996, portions of the nuclear fuel lease financing vehicles for the Company and Cleveland Electric matured: $84 million of intermediate-term notes in September and a $150 million letter of credit supporting short-term borrowing in October. These facilities were replaced by $100 million of intermediate-term notes and a $100 million two-year letter of credit. The net reduction in the facility size results from lower nuclear fuel financing requirements.

[Toledo Edison]                                                  [Toledo Edison]

1997 AND BEYOND CASH REQUIREMENTS

Our anticipated 1997 cash requirements for construction are $61 million. Debt and preferred stock maturities and sinking fund requirements are $51 million. Of this amount, $10 million are for a tax-exempt issue secured by first mortgage bonds and subject to optional tender by the owners on November 1, 1997, which we expect to replace with a similar issue at a substantially lower interest rate. We expect to meet remaining requirements with internal cash generation and cash reserves. We also expect to be able to optionally redeem more debt in 1997 than we did in 1996.

We expect to meet all of our 1998-2001 cash requirements with internal cash generation. Estimated cash requirements for our construction program during this period total $213 million. Debt and preferred stock maturities and sinking fund requirements total $207 million for the same period. If economical, additional securities may be redeemed with funding expected to be provided through internal cash generation.

Consummation of the merger with Ohio Edison is expected to reduce the Company's cash construction requirements and improve its ability to redeem fixed obligations.

LIQUIDITY

Net cash flow from operating activities in 1996 was significantly increased from 1995 by implementation of the price increase effective in April 1996. A part of the net proceeds from our accounts receivable securitization of $78 million was used to redeem other higher-cost securities, producing net savings in our overall cost of borrowing. In 1996, we reduced our fixed obligations for debt, preferred stock and generation facilities leases by $82 million. At year-end 1996, we had $81 million in cash and temporary cash investments, down from $94 million at year-end 1995.

Additional first mortgage bonds may be issued by the Company under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, the Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At December 31, 1996, the Company would have been permitted to issue approximately $148 million of additional first mortgage bonds. If FirstEnergy elects to apply purchase accounting to the Company if the merger with Ohio Edison is completed, the Company's first mortgage bond capacity would be adversely affected.

There are no restrictions on the Company's ability to issue preference stock. Under its articles of incorporation, the Company cannot issue preferred stock unless certain earnings coverage requirements are met. Based on its 1996 earnings, the Company could not issue additional preferred stock.

The Company and Cleveland Electric have $273 million in financing vehicles to support their nuclear fuel leases, $83 million of which mature in 1997. Replacement financing for the maturing issues may not be needed in 1997. The Company is a party to a $125 million revolving credit facility which is expected to be renewed when it matures in May 1997.

Current credit ratings for the Company are as follows:

                                        Standard       Moody's
                                        & Poor's      Investors
                                       Corporation  Service, Inc.
                                       -----------  -------------
First mortgage bonds                        BB           Ba2
Subordinate debt                             B+           B1
Preferred stock                              B            b2

Following the FirstEnergy merger announcement, both rating agencies placed the Company's securities on credit watch with positive implications.

Federal law prohibits the Company from paying dividends out of capital accounts. The Company has since 1993 declared and paid preferred stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, the Company had a deficit in its retained earnings. At December 31, 1996, the Company had $223 million of appropriated retained earnings for the payment of dividends. The Company also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which mature in August 1997) that requires common stock dividends to be paid out of its total balance of retained earnings, which had been a deficit from 1993 through November 1996.

As part of a routine audit, the FERC is considering statements which it requested and received from the Company and Cleveland Electric supporting the payment of dividends out of appropriated current net income included in retained earnings while total retained earnings were a deficit. At December 31, 1996, the Company's total retained earnings were $5 million. The final disposition of this issue is a factor expected to be considered by FirstEnergy in deciding whether to apply purchase accounting to the Company and Cleveland Electric, one effect of which would be to reset retained earnings to zero. If the merger is not consummated or if FirstEnergy determines not to apply purchase accounting to the two companies, the Company and Cleveland Electric intend to continue to support their position and pursue all available alternatives to allow them to continue the declaration and payment of dividends.

RESULTS OF OPERATIONS

1996 VS. 1995

Factors contributing to the 2.7% increase in 1996 operating revenues are as follows:

                                                    Millions
Increase (Decrease) in Operating Revenues          of Dollars
-----------------------------------------          ----------
  Base Rates                                           $11
  KWH Sales Volume and Mix                              11
  Wholesale Revenues                                     4
  Fuel Cost Recovery Revenues                            1
  Miscellaneous Revenues                                (4)
                                                       ---
     Total                                             $23
                                                       ===

The increase in 1996 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO for the Company as discussed under Outlook-April 1996

[Toledo Edison]                                                  [Toledo Edison]

Rate Order and in Note 7(b). The impact of the April 1996 price increase was offset by a change in the implementation of summer prices. As a result of this change, higher summer prices were in effect for most customers from June through September 1996. Previously, higher summer prices were in effect from May through September. Consequently, base rates revenues for the May 1996 billing period were lower relative to the May 1995 amount. Renegotiated contracts for certain large industrial customers also resulted in a decrease in base revenues which partially offset the effect of the general price increase. Although total kilowatt-hour sales decreased 0.9% in 1996 from the 1995 amount, industrial and commercial kilowatt-hour sales increased 3% and 2.4%, respectively. Residential kilowatt-hour sales decreased 0.9% primarily because of the cooler summer weather. The industrial sales growth reflected increased sales to petroleum refineries, large primary metal and glass manufacturers, and the broad-based, smaller industrial customer group. On a weather-normalized basis, commercial and residential sales increased 4.7% and 1%, respectively. The number of commercial customers increased 3.4% in 1996. Other sales (including wholesale sales) decreased 8%. Wholesale revenues increased in 1996, although wholesale sales results were adversely affected by the Beaver Valley Unit 2 refueling outage in 1996. See Note 2 for a discussion of the Beaver Valley Unit 2 capacity sale to Cleveland Electric. A slight increase in 1996 fuel cost recovery revenues resulted from an increase in the fuel cost factors. The weighted average of these fuel cost factors increased approximately 1%.

For 1996, operating revenues were 27% residential, 22% commercial, 28% industrial and 23% other, and kilowatt-hour sales were 19% residential, 16% commercial, 39% industrial and 25% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 11.47, 10.82 and 5.87 cents, respectively.

Operating expenses increased 8% in 1996. The cessation of the Rate Stabilization Program deferrals and the commencement of their amortization in December 1995 resulted in the increase in the net amortization of deferred operating expenses. See Note 7(d). Depreciation and amortization expenses increased primarily because of a $4 million net increase in depreciation related to changes in depreciation rates, as discussed in Note 1(e), and the cessation of the accelerated amortization of unrestricted investment tax credits under the Rate Stabilization Program, which was reported in 1995 as a $5 million reduction of depreciation. Fuel and purchased power expenses increased because of increased purchased power requirements to meet retail customer sales throughout the year but particularly during the refueling outages of Perry Unit 1 and Davis-Besse in 1996. Other operation and maintenance expenses in 1996 included a $6 million one-time charge for the disposition of inventory as part of a reengineering of the supply chain process. Reengineering the supply chain process increases the use of technology, consolidates warehousing and uses just-in-time purchase and delivery. Federal income taxes decreased as a result of lower pretax operating income.

A nonoperating loss resulted in 1996 primarily from an $11 million write-down of two inactive production facilities, as discussed in Note 14, and the Company's share of merger-related expenses. The deferral of carrying charges related to the Rate Stabilization Program ended in November 1995. The federal income tax credit for nonoperating income increased in 1996 accordingly.

Interest charges and preferred dividend requirements decreased in 1996 because of the redemption of securities and refundings at favorable terms in 1996 and 1995.

1995 VS. 1994

Factors contributing to the 1% increase in 1995 operating revenues are as follows:

                                                     Millions
Increase (Decrease) in Operating Revenues           of Dollars
-----------------------------------------           ----------
  KWH Sales Volume and Mix                             $ 29
  Wholesale Revenues                                     (9)
  Fuel Cost Recovery Revenues                           (10)
  Miscellaneous Revenues                                 (1)
                                                       ----
      Total                                            $  9
                                                       ====

Total kilowatt-hour sales increased 2.2% in 1995 primarily because of the hot summer weather. Residential and commercial kilowatt-hour sales increased 5.2% and 2.2%, respectively, which included about 1% nonweather-related growth in residential sales. Industrial kilowatt-hour sales increased 1.8% on the strength of increased sales to large glass manufacturers and the broad-based, smaller industrial customer group. Other sales increased 0.5%. Weather accounted for approximately $13 million of the $21 million increase in 1995 base rate revenues. Wholesale revenues decreased because of the lower revenues associated with the Beaver Valley Unit 2 capacity sale to Cleveland Electric. Lower 1995 fuel cost recovery revenues resulted from favorable changes in the fuel cost factors. The weighted average of these fuel cost factors decreased approximately 6%.

For 1995, operating revenues were 27% residential, 21% commercial, 29% industrial and 23% other, and kilowatt-hour sales were 19% residential, 16% commercial, 37% industrial and 28% other. The average prices per kilowatt-hour for residential, commercial and industrial customers were 10.99, 10.51 and 6.09 cents, respectively. The changes from 1994 were not significant.

Operating expenses increased 0.1% in 1995. Federal income taxes increased as a result of higher pretax operating income. Fuel and purchased power expenses decreased because of lower purchased power requirements resulting from the increased availability of the nuclear generating units in 1995.

Interest charges and preferred dividends decreased in 1995 because of the redemption of securities and refundings at favorable terms in 1995 and 1994.

[Toledo Edison]                                                  [Toledo Edison]

REPORT OF INDEPENDENT
PUBLIC ACCOUNTANTS

To the Share Owners and
Board of Directors of
The Toledo Edison Company:

We have audited the accompanying balance sheet and statement of capitalization of The Toledo Edison Company (a wholly owned subsidiary of Centerior Energy Corporation) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Toledo Edison Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

ARTHUR ANDERSEN LLP

Cleveland, Ohio
February 14, 1997

[Toledo Edison]                                                  [Toledo Edison]

INCOME STATEMENT                                       The Toledo Edison Company

                                                                        For the years ended
                                                                            December 31,
                                                                       ----------------------
                                                                       1996     1995     1994
                                                                       ----     ----     ----
                                                                       (millions of dollars)
OPERATING REVENUES (1)                                                 $897     $874     $865
                                                                       ----     ----     ----
OPERATING EXPENSES
  Fuel and purchased power                                              169      157      167
  Other operation and maintenance                                       231      225      229
  Generation facilities rental expense, net                             104      104      104
                                                                       ----     ----     ----
     Total operation and maintenance                                    504      486      500
  Depreciation and amortization                                          94       84       83
  Taxes, other than federal income taxes                                 90       91       90
  Amortization of deferred operating expenses, net                       17      (17)     (21)
  Federal income taxes                                                   36       42       33
                                                                       ----     ----     ----
                                                                        741      686      685
                                                                       ----     ----     ----
OPERATING INCOME                                                        156      188      180
                                                                       ----     ----     ----
NONOPERATING INCOME (LOSS)
  Allowance for equity funds used during construction                     1        1        1
  Other income and deductions, net                                      (10)       6        3
  Deferred carrying charges                                              --       14       15
  Federal income taxes--credit (expense)                                  5       (2)      (2)
                                                                       ----     ----     ----
                                                                         (4)      19       17
                                                                       ----     ----     ----
INCOME BEFORE INTEREST CHARGES                                          152      207      197
                                                                       ----     ----     ----
INTEREST CHARGES
  Debt interest                                                          96      111      116
  Allowance for borrowed funds used during construction                  (1)      (1)      (1)
                                                                       ----     ----     ----
                                                                         95      110      115
                                                                       ----     ----     ----
NET INCOME                                                               57       97       82
PREFERRED DIVIDEND REQUIREMENTS                                          17       18       20
                                                                       ----     ----     ----
EARNINGS AVAILABLE FOR COMMON STOCK                                    $ 40     $ 79     $ 62
                                                                       ====     ====     ====
---------------

(1) Includes revenues from all bulk power sales to Cleveland Electric of $105 million, $102 million and $111 million in 1996, 1995 and 1994, respectively.

RETAINED EARNINGS

                                                                         For the years ended
                                                                             December 31,
                                                                       ------------------------
                                                                       1996     1995      1994
                                                                       ----     -----     -----
                                                                        (millions of dollars)
RETAINED EARNINGS (DEFICIT) AT BEGINNING OF YEAR                       $(35)    $(113)    $(175)
                                                                       ----     -----     -----
ADDITIONS
  Net income                                                             57        97        82
DEDUCTIONS
  Preferred stock dividends declared and other                          (17)      (19)      (20)
                                                                       ----     -----     -----
     Net Increase                                                        40        78        62
                                                                       ----     -----     -----
RETAINED EARNINGS (DEFICIT) AT END OF YEAR                             $  5     $ (35)    $(113)
                                                                       ====     =====     =====

The accompanying notes are an integral part of these statements.

[Toledo Edison]                                                  [Toledo Edison]

BALANCE SHEET

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1996      1995
                                                                                       ------    ------
                                                                                         (millions of
                                                                                            dollars)
ASSETS
PROPERTY, PLANT AND EQUIPMENT
  Utility plant in service                                                             $2,929    $2,896
     Less: accumulated depreciation and amortization                                    1,020       942
                                                                                       ------    ------
                                                                                        1,909     1,954
  Construction work in progress                                                            22        28
                                                                                       ------    ------
                                                                                        1,931     1,982
  Nuclear fuel, net of amortization                                                        76        78
  Other property, less accumulated depreciation                                             8        20
                                                                                       ------    ------
                                                                                        2,015     2,080
                                                                                       ------    ------
CURRENT ASSETS
  Cash and temporary cash investments                                                      81        94
  Amounts due from customers and others, net                                               13        68
  Amounts due from affiliates                                                              13        19
  Notes receivable from affiliates                                                         82        --
  Unbilled revenues                                                                         4        22
  Materials and supplies, at average cost
     Owned                                                                                 33        49
     Under consignment                                                                     10        --
  Taxes applicable to succeeding years                                                     68        71
  Other                                                                                     4         4
                                                                                       ------    ------
                                                                                          308       327
                                                                                       ------    ------
REGULATORY AND OTHER ASSETS
  Regulatory assets                                                                       928       978
  Nuclear plant decommissioning trusts                                                     64        52
  Other                                                                                    42        37
                                                                                       ------    ------
                                                                                        1,034     1,067
                                                                                       ------    ------
       Total Assets                                                                    $3,357    $3,474
                                                                                       ======    ======

The accompanying notes are an integral part of this statement.

[Toledo Edison]                                                  [Toledo Edison]

                                                       The Toledo Edison Company

                                                                                         December 31,
                                                                                       ----------------
                                                                                        1996      1995
                                                                                       ------    ------
                                                                                         (millions of
                                                                                            dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common stock equity                                                                  $  803    $  763
  Preferred stock
     With mandatory redemption provisions                                                   3         5
     Without mandatory redemption provisions                                              210       210
  Long-term debt                                                                        1,003     1,068
                                                                                       ------    ------
                                                                                        2,019     2,046
                                                                                       ------    ------
CURRENT LIABILITIES
  Current portion of long-term debt and preferred stock                                    51        58
  Current portion of nuclear fuel lease obligations                                        36        40
  Accounts payable                                                                         46        56
  Accounts and notes payable to affiliates                                                 30        53
  Accrued taxes                                                                            73        78
  Accrued interest                                                                         22        24
  Other                                                                                    20        20
                                                                                       ------    ------
                                                                                          278       329
                                                                                       ------    ------
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized investment tax credits                                                       75        79
  Accumulated deferred federal income taxes                                               566       573
  Unamortized gain from Bruce Mansfield Plant sale                                        179       188
  Accumulated deferred rents for Bruce Mansfield Plant and Beaver Valley Unit 2            39        54
  Nuclear fuel lease obligations                                                           49        52
  Retirement benefits                                                                     102       103
  Other                                                                                    50        50
                                                                                       ------    ------
                                                                                        1,060     1,099
                                                                                       ------    ------
       Total Capitalization and Liabilities                                            $3,357    $3,474
                                                                                       ======    ======

[Toledo Edison]                                                  [Toledo Edison]

CASH FLOWS                                             The Toledo Edison Company

                                                                                 For the years ended
                                                                                    December 31,
                                                                              -------------------------
                                                                              1996      1995      1994
                                                                              -----     -----     -----
                                                                                (millions of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES (1)
  Net Income                                                                  $  57     $  97     $  82
                                                                              -----     -----     -----
  Adjustments to Reconcile Net Income to Cash from Operating Activities:
     Depreciation and amortization                                               94        84        83
     Deferred federal income taxes                                               18        16        46
     Unbilled revenues                                                           (7)       --         3
     Deferred fuel                                                                9        (3)        3
     Deferred carrying charges                                                   --       (14)      (15)
     Leased nuclear fuel amortization                                            33        54        44
     Amortization of deferred operating expenses, net                            17       (17)      (21)
     Allowance for equity funds used during construction                         (1)       (1)       (1)
     Changes in amounts due from customers and others, net                       (2)       (6)        1
     Net proceeds from accounts receivable securitization                        78        --        --
     Changes in materials and supplies                                            6         8        (2)
     Changes in accounts payable                                                (10)        8       (15)
     Changes in working capital affecting operations                             (1)        4       (16)
     Other noncash items                                                        (10)        9        10
                                                                              -----     -----     -----
       Total Adjustments                                                        224       142       120
                                                                              -----     -----     -----
          Net Cash from Operating Activities                                    281       239       202
                                                                              -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES (2)
  Notes payable to affiliates                                                   (21)       21        --
  First mortgage bond issues                                                     --        99        31
  Maturities, redemptions and sinking funds                                     (73)     (215)      (98)
  Nuclear fuel lease obligations                                                (39)      (44)      (49)
  Dividends paid                                                                (17)      (18)      (20)
  Premiums, discounts and expenses                                               --        (6)       --
                                                                              -----     -----     -----
          Net Cash from Financing Activities                                   (150)     (163)     (136)
                                                                              -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES (2)
  Cash applied to construction                                                  (47)      (53)      (41)
  Interest capitalized as allowance for borrowed funds used during
     construction                                                                (1)       (1)       (1)
  Loans to affiliates                                                           (82)       --        --
  Contributions to nuclear plant decommissioning trusts                         (10)      (11)      (12)
  Other cash applied                                                             (4)       (5)       (6)
                                                                              -----     -----     -----
          Net Cash from Investing Activities                                   (144)      (70)      (60)
                                                                              -----     -----     -----
NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                               (13)        6         6
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF YEAR                         94        88        82
                                                                              -----     -----     -----
CASH AND TEMPORARY CASH INVESTMENTS AT END OF YEAR                            $  81     $  94     $  88
                                                                              =====     =====     =====
---------------
(1) Interest paid (net of amounts capitalized)                                $  92     $  93     $  94
                                                                              =====     =====     =====
     Federal income taxes paid                                                $  16     $  23     $   5
                                                                              =====     =====     =====

(2) Increases in Nuclear Fuel and Nuclear Fuel Lease Obligations in the Balance
    Sheet resulting from the noncash capitalizations under nuclear fuel agreements are excluded from this statement.

The accompanying notes are an integral part of this statement.

[Toledo Edison]                                                  [Toledo Edison]

STATEMENT OF CAPITALIZATION                            The Toledo Edison Company

                                                                                                   December 31,
                                                                                                 -----------------
                                                                                                  1996       1995
                                                                                                 ------     ------
                                                                                                   (millions of
                                                                                                      dollars)
COMMON STOCK EQUITY:
  Common shares, $5 par value: 60 million authorized; 39.1 million outstanding in 1996 and
    1995                                                                                         $  196     $  196
  Premium on capital stock                                                                          481        481
  Other paid-in capital                                                                             121        121
  Retained earnings (deficit)                                                                         5        (35)
                                                                                                 ------     ------
      Total Common Stock Equity                                                                     803        763
                                                                                                 ------     ------

                                                                                   Current
                                                                  1996 Shares     Call Price
                                                                  Outstanding     Per Share
                                                                  -----------     ----------
PREFERRED STOCK:
  $100 par value, 3,000,000 preferred shares authorized;
    $25 par value, 12,000,000 preferred shares authorized
    Subject to mandatory redemption:
                   $100 par  $9.375                                   50,200       $100.99            5          7
    Less: Current maturities                                                                          2          2
                                                                                                 ------     ------
      Total Preferred Stock, with Mandatory
         Redemption Provisions                                                                        3          5
                                                                                                 ------     ------
    Not subject to mandatory redemption:
                   $100 par  $4.25                                   160,000        104.625          16         16
                             4.56                                     50,000        101.00            5          5
                             4.25                                    100,000        102.00           10         10
                             8.32                                    100,000        102.46           10         10
                             7.76                                    150,000        102.437          15         15
                             7.80                                    150,000        101.65           15         15
                             10.00                                   190,000        101.00           19         19
                     25 par  2.21                                  1,000,000         25.25           25         25
                             2.365                                 1,400,000         27.75           35         35
                             Series A Adjustable                   1,200,000         25.00           30         30
                             Series B Adjustable                   1,200,000         25.00           30         30
                                                                                                 ------     ------
      Total Preferred Stock, without Mandatory
         Redemption Provisions                                                                      210        210
                                                                                                 ------     ------
LONG-TERM DEBT:
  First mortgage bonds:
     6.125% due 1997                                                                                 31         31
     7.250% due 1999                                                                                 85        100
     7.500% due 2002                                                                                 26         26
     8.000% due 2003                                                                                 36         36
     7.875% due 2004                                                                                145        145
                                                                                                 ------     ------
                                                                                                    323        338
                                                                                                 ------     ------
  Tax-exempt issues secured by first mortgage bonds:
    10.000% due 1998                                                                                  1          1
     3.700% due 2011**                                                                               31         31
     8.000% due 2019                                                                                 67         67
     7.625% due 2020                                                                                 45         45
     7.750% due 2020                                                                                 54         54
     7.400% due 2022                                                                                 31         31
     9.875% due 2022***                                                                              10         10
     7.550% due 2023                                                                                 37         37
     6.875% due 2023                                                                                 20         20
     8.000% due 2023                                                                                 50         50
                                                                                                 ------     ------
                                                                                                    346        346
                                                                                                 ------     ------

The accompanying notes are an integral part of this statement.

[Toledo Edison]                                                  [Toledo Edison]

                                                                                                   December 31,
                                                                                                 -----------------
                                                                                                  1996       1995
                                                                                                 ------     ------
                                                                                                   (millions of
                                                                                                     dollars)
LONG-TERM DEBT: (CONTINUED)
  Medium-term notes secured by first mortgage bonds:
     9.050% due 1996                                                                                 --         10
     9.000% due 1996                                                                                 --          3
     9.300% due 1998                                                                                 26         26
     8.000% due 1998                                                                                  7          7
     7.940% due 1998                                                                                  5          5
     8.470% due 1999                                                                                  4          4
     7.720% due 1999                                                                                 15         15
     7.500% due 2000                                                                                  *          *
     7.380% due 2000                                                                                 14         14
     7.460% due 2000                                                                                 17         17
     9.500% due 2001                                                                                 21         21
     8.500% due 2001                                                                                  8          8
     8.620% due 2002                                                                                  7          7
     8.650% due 2002                                                                                  5          5
     8.180% due 2002                                                                                 17         17
     7.820% due 2003                                                                                 37         37
     7.850% due 2003                                                                                 15         15
     7.760% due 2003                                                                                  5          5
     7.910% due 2003                                                                                  3          3
     7.780% due 2003                                                                                  1          1
    10.000% due 2021                                                                                 15         15
     9.220% due 2021                                                                                 15         15
                                                                                                 ------     ------
                                                                                                    237        250
                                                                                                 ------     ------
  Tax-exempt notes:
     5.750% due 2003                                                                                  4          4
    10.000% due 2010                                                                                  1          1
                                                                                                 ------     ------
                                                                                                      5          5
                                                                                                 ------     ------
  Bank loans secured by subordinate mortgage:
     9.050% due 1996                                                                                 --         25
     7.500% due 1996                                                                                 --          2
                                                                                                 ------     ------
                                                                                                     --         27
                                                                                                 ------     ------
  Notes secured by subordinate mortgage:
    10.060% due 1996                                                                                 --         14
     8.750% due 1997                                                                                  8         11
                                                                                                 ------     ------
                                                                                                      8         25
                                                                                                 ------     ------
  Debentures:
     8.700% due 2002                                                                                135        135
                                                                                                 ------     ------
  Unamortized premium (discount), net                                                                (2)        (2)
                                                                                                 ------     ------
                                                                                                  1,052      1,124
    Less: Current maturities                                                                         49         56
                                                                                                 ------     ------
      Total Long-Term Debt                                                                        1,003      1,068
                                                                                                 ------     ------
  TOTAL CAPITALIZATION                                                                           $2,019     $2,046
                                                                                                 ======     ======

---------------

  * Denotes debt of less than $1 million.
 ** Denotes variable rate issue with December 31, 1996 interest rate shown. *** Subject to optional tender by the owners on November 1, 1997.

[Toledo Edison]                                                  [Toledo Edison]

NOTES TO THE FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) GENERAL

The Company is an electric utility serving Northwest Ohio and a wholly owned subsidiary of Centerior Energy. The Company follows the Uniform System of Accounts prescribed by the FERC and adopted by the PUCO. Rate-regulated utilities are subject to SFAS 71 which governs accounting for the effects of certain types of rate regulation. Pursuant to SFAS 71, certain incurred costs are deferred for recovery in future rates. See Note 7(a).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates are based on an analysis of the best information available. Actual results could differ from those estimates.

The Company is a member of the Central Area Power Coordination Group (CAPCO). Other members are Cleveland Electric, Duquesne Light Company, Ohio Edison and its wholly owned subsidiary, Pennsylvania Power Company. The members have constructed and operate generation and transmission facilities for their joint use.

(b) RELATED PARTY TRANSACTIONS

Operating revenues, operating expenses and interest charges include those amounts for transactions with affiliated companies in the ordinary course of business operations.

The Company's transactions with Cleveland Electric are primarily for firm power, interchange power, transmission line rentals and jointly owned power plant operations and construction. See Notes 2 and 3. As discussed in Note 1(j), beginning in May 1996, Cleveland Electric's wholly owned subsidiary, Centerior Funding, began serving as the transferor in connection with the accounts receivable securitization for the Company and Cleveland Electric.

Centerior Service Company (Service Company), a wholly owned subsidiary of Centerior Energy, provides management, financial, administrative, engineering, legal and other services at cost to the Company and other affiliated companies. The Service Company billed the Company $60 million, $67 million and $59 million in 1996, 1995 and 1994, respectively, for such services.

(c) REVENUES

Customers are billed on a monthly cycle basis for their energy consumption based on rate schedules or contracts authorized by the PUCO or on ordinances of individual municipalities. An accrual is made at the end of each month to record the estimated amount of unbilled revenues for kilowatt-hours sold in the current month but not billed by the end of that month.

A fuel factor is added to the base rates for electric service. This factor is designed to recover from customers the costs of fuel and most purchased power. It is reviewed and adjusted semiannually in a PUCO proceeding. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

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

Owners of nuclear generating plants are assessed by the federal government for the cost of decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy. The assessments are based upon the amount of enrichment services used in prior years and cannot be imposed for more than 15 years (to 2007). The Company has accrued a liability for its share of the total assessments. These costs have been recorded as a regulatory asset since the PUCO is allowing the Company to recover the assessments through its fuel cost factors. See Note 7(a).

(e) DEPRECIATION AND DECOMMISSIONING

The cost of property, plant and equipment is depreciated over their estimated useful lives on a straight-line basis. In its April 1996 rate order, the PUCO approved changes in depreciation rates for the Company. An increase in the depreciation rate for nuclear property from 2.5% to 2.95% increased annual depreciation expense approximately $8 million. A reduction in the composite depreciation rate for nonnuclear property from 3.36% to 3.13% decreased annual depreciation expense by approximately $2 million. The changes in depreciation rates were effective in April 1996 and resulted in a $4 million net increase in 1996 depreciation expense.

[Toledo Edison]                                                  [Toledo Edison]

The Company accrues the estimated costs of decommissioning its three nuclear generating units. The accruals are required to be funded in an external trust. The PUCO requires that the expense and payments to the external trusts be determined on a levelized basis by dividing the unrecovered decommissioning costs in current dollars by the remaining years in the licensing period of each unit. This methodology requires that the net earnings on the trusts be reinvested therein with the intent of having net earnings offset inflation. The PUCO requires that the estimated costs of decommissioning and the funding level be reviewed at least every five years.

In April 1996, pursuant to the PUCO rate order, the Company decreased its annual decommissioning expense accruals to $10 million from the $11 million level in 1995. The accruals are reflected in current rates. The accruals are based on adjustments to updated, site-specific studies for each of the units completed in 1993 and 1994. These estimates reflect the DECON method of decommissioning (prompt decontamination), and the locations and cost characteristics specific to the units, and include costs associated with decontamination and dismantlement for each of the units. The estimate for Davis-Besse also includes the cost of site restoration. The adjustments to the updated studies which reduced the annual accruals beginning in April 1996 were attributable to changed assumptions on radioactive waste burial cost estimates and the exclusion of site restoration costs for Perry Unit 1 and Beaver Valley Unit 2. After the decommissioning of these units in the future, the two plant sites may be usable for new power production facilities or other industrial purposes.

The revised estimates for the units in current dollars and in dollars at the time of license expiration, assuming a 4% annual inflation rate, are as follows:

                                    License
                                   Expiration                Future
Generating Unit                       Year        Amount     Amount
---------------                    ----------     ------     ------
                                                    (millions of
                                                       dollars)
Davis-Besse                           2017         $166       $427
Perry Unit 1                          2026           85        309
Beaver Valley Unit 2                  2027           44        165
                                                   ----       ----
      Total                                        $295       $901
                                                   ====       ====

The classification, Accumulated Depreciation and Amortization, in the Balance Sheet at December 31, 1996 includes $71 million of decommissioning costs previously expensed and the earnings on the external trust funding. This amount exceeds the Balance Sheet amount of the external Nuclear Plant Decommissioning Trusts because the reserve began prior to the external trust funding. The trust earnings are recorded as an increase to the trust assets and the related component of the decommissioning reserve (included in Accumulated Depreciation and Amortization).

The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry, including those of the Company, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements. In response to these questions, the Financial Accounting Standards Board (FASB) is reviewing the accounting for removal costs, including decommissioning. If current accounting practices are changed, the annual provision for decommissioning could increase; the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. The FASB issued an exposure draft on the subject on February 7, 1996 and continues to review the subject.

(f) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost less amounts disallowed by the PUCO. Construction costs include related payroll taxes, retirement benefits, fringe benefits, management and general overheads and allowance for funds used during construction (AFUDC). AFUDC represents the estimated composite debt and equity cost of funds used to finance construction. This noncash allowance is credited to income. The AFUDC rate was 10.12% in 1996, 12.6% in 1995 and 9.87% in 1994.

Maintenance and repairs for plant and equipment are charged to expense as incurred. The cost of replacing plant and equipment is charged to the utility plant accounts. The cost of property retired plus removal costs, after deducting any salvage value, is charged to the accumulated provision for depreciation.

(g) DEFERRED GAIN AND LOSS FROM SALES OF UTILITY PLANT

The sale and leaseback transactions discussed in Note 2 resulted in a net gain for the sale of the Bruce Mansfield Generating Plant (Mansfield Plant) and a net loss for the sale of Beaver Valley Unit 2. The net gain and net loss were deferred and are being amortized over the terms of the leases. See Note 7(a). These amortizations and the lease expense amounts are reported in the Income Statement as Generation Facilities Rental Expense, Net.

[Toledo Edison]                                                  [Toledo Edison]

(h) INTEREST CHARGES

Debt Interest reported in the Income Statement does not include interest on obligations for nuclear fuel under construction. That interest is capitalized. See Note 6.

Losses and gains realized upon the reacquisition or redemption of long-term debt are deferred, consistent with the regulatory rate treatment. See Note 7(a). Such losses and gains are either amortized over the remainder of the original life of the debt issue retired or amortized over the life of the new debt issue when the proceeds of a new issue are used for the debt redemption. The amortizations are included in debt interest expense.

(i) FEDERAL INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with SFAS 109. See Note 8. This method requires that deferred taxes be recorded for all temporary differences between the book and tax bases of assets and liabilities. The majority of these temporary differences are attributable to property-related basis differences. Included in these basis differences is the equity component of AFUDC, which will increase future tax expense when it is recovered through rates. Since this component is not recognized for tax purposes, the Company must record a liability for its tax obligation. The PUCO permits recovery of such taxes from customers when they become payable. Therefore, the net amount due from customers through rates has been recorded as a regulatory asset and will be recovered over the lives of the related assets. See Note 7(a).

Investment tax credits are deferred and amortized over the lives of the applicable property as a reduction of depreciation expense.

(j) ACCOUNTS RECEIVABLE SECURITIZATION

In May 1996, the Company and Cleveland Electric began to sell on a daily basis substantially all of their retail customer accounts receivable and unbilled revenue receivables to Centerior Funding pursuant to a five-year asset-backed securitization agreement.

In July 1996, Centerior Funding completed a public sale of $150 million of receivables-backed investor certificates in a transaction that qualifies for sale accounting treatment for financial reporting purposes.

(k) MATERIALS AND SUPPLIES

In December 1996, the Company sold substantially all of its materials and supplies and fossil fuel inventories for certain generating units and other storage locations to an independent entity at book value. The buyer now provides all of these inventories under a consignment arrangement. In accordance with SFAS 49 accounting for product financing arrangements, the inventories continue to be reported as assets in the Balance Sheet even though the buyer owns the inventories since the Company has guaranteed to be a buyer of last resort.

(2) UTILITY PLANT SALE AND LEASEBACK TRANSACTIONS

The Company and Cleveland Electric are co-lessees of 18.26% (150 megawatts) of Beaver Valley Unit 2 and 6.5% (51 megawatts), 45.9% (358 megawatts) and 44.38% (355 megawatts) of Units 1, 2 and 3 of the Mansfield Plant, respectively. These leases extend through 2017 and are the result of sale and leaseback transactions completed in 1987.

Under these leases, the Company and Cleveland Electric are responsible for paying all taxes, insurance premiums, operation and maintenance expenses, and all other similar costs for their interests in the units sold and leased back. They may incur additional costs in connection with capital improvements to the units. The Company and Cleveland Electric have options to buy the interests back at certain times at a premium and at the end of the leases for the fair market value at that time or to renew the leases. The leases include conditions for mandatory termination (and possible repurchase of the leasehold interests) upon certain events of default.

As co-lessee with Cleveland Electric, the Company is also obligated for Cleveland Electric's lease payments. If Cleveland Electric is unable to make its payments under the Mansfield Plant leases, the Company would be obligated to make such payments. No such payments have been made on behalf of Cleveland Electric.

Future minimum lease payments under the operating leases at December 31, 1996 are summarized as follows:

                                          For          For
                                          the       Cleveland
Year                                    Company     Electric
----                                    -------     ---------
                                        (millions of dollars)
1997                                    $  102       $    63
1998                                       102            63
1999                                       108            70
2000                                       111            76
2001                                       111            75
Later Years                              1,696         1,170
                                        ------       -------
      Total Future Minimum Lease
        Payments                        $2,230       $ 1,517
                                        ======       =======

Rental expense is accrued on a straight-line basis over the terms of the leases. The amount recorded in 1996, 1995 and 1994 as annual rental expense for the Mansfield Plant leases was $45 million. The amounts recorded in 1996,

[Toledo Edison]                                                  [Toledo Edison]

1995 and 1994 as annual rental expense for the Beaver Valley Unit 2 lease were $63 million, $63 million and $64 million, respectively. See Note 1(g). Amounts charged to expense in excess of the lease payments are classified as Accumulated Deferred Rents in the Balance Sheet.

The Company is selling 150 megawatts of its Beaver Valley Unit 2 leased capacity entitlement to Cleveland Electric. Revenues recorded for this transaction were $99 million, $98 million and $108 million in 1996, 1995 and 1994, respectively. We anticipate that this sale will continue indefinitely. The future minimum lease payments through 2017 associated with Beaver Valley Unit 2 aggregate $1.265 billion.

(3) PROPERTY OWNED WITH OTHER UTILITIES AND INVESTORS

The Company owns, as a tenant in common with other utilities and those investors who are owner-participants in various sale and leaseback transactions (Lessors), certain generating units as listed below. Each owner owns an undivided share in the entire unit. Each owner has the right to a percentage of the generating capability of each unit equal to its ownership share. Each utility owner is obligated to pay for only its respective share of the construction costs and operating expenses. Each Lessor has leased its capacity rights to a utility which is obligated to pay for such Lessor's share of the construction costs and operating expenses. The Company's share of the operating expenses of these generating units is included in the Income Statement. The Balance Sheet classification of Property, Plant and Equipment at December 31, 1996 includes the following facilities owned by the Company as a tenant in common with other utilities and Lessors:

                                                   Property,
                                                   Plant and
                                   Ownership       Equipment
                                   Megawatts     (Exclusive of  Accumulated
Generating Unit                    (% Share)     Nuclear Fuel)  Depreciation
---------------                    ----------    -------------  ------------
                                                   (millions of dollars)
Davis-Besse                        429 (48.62%)     $   685        $ 235
Perry Unit 1                       238 (19.91)        1,048          244
Beaver Valley Unit 2 and
 Common Facilities (Note 2)         13  (1.65)          209           58
                                                     ------         ----
      Total                                         $ 1,942        $ 537
                                                     ======         ====

(4) CONSTRUCTION AND CONTINGENCIES

(a) CONSTRUCTION PROGRAM

The estimated cost of the Company's construction program for the 1997-2001 period is $282 million, including AFUDC of $8 million and excluding nuclear fuel.

The Clean Air Act Amendments of 1990 (Clean Air Act) require, among other things, significant reductions in the emission of sulfur dioxide and nitrogen oxides by fossil-fueled generating units. Our strategy provides for compliance primarily through greater use of low-sulfur coal at some of our units and the use of emission allowances. Total capital expenditures from 1994 through 1996 in connection with Clean Air Act compliance amounted to $4 million. The plan will require additional capital expenditures over the 1997-2006 period of approximately $16 million for nitrogen oxide control equipment and other plant process modifications. In addition, higher fuel and other operation and maintenance expenses will be incurred. Recently proposed particulate and ozone ambient standards have the potential to increase future compliance costs.

(b) HAZARDOUS WASTE DISPOSAL SITES

The Company is aware of its potential involvement in the cleanup of several sites. The Company has accrued a liability totaling $3 million at December 31, 1996 based on estimates of the costs of cleanup and its proportionate responsibility for such costs. We believe that the ultimate outcome of these matters will not have a material adverse effect on our financial condition, cash flows or results of operations. See Management's Financial Analysis -- Outlook-Hazardous Waste Disposal Sites.

(5) NUCLEAR OPERATIONS AND CONTINGENCIES

(a) OPERATING NUCLEAR UNITS

The Company's three nuclear units may be impacted by activities or events beyond our control. An extended outage of one of our nuclear units for any reason, coupled with any unfavorable rate treatment, could have a material adverse effect on our financial condition, cash flows and results of operations. See the discussion of these and other risks in Management's Financial
Analysis -- Outlook-Nuclear Operations.

(b) NUCLEAR INSURANCE

The Price-Anderson Act limits the public liability of the owners of a nuclear power plant to the amount provided by private insurance and an industry assessment plan. In the event of a nuclear incident at any unit in the United States resulting in losses in excess of the level of private insurance (currently $200 million), the Company's maximum potential assessment under that plan would be $70 million per incident. The assessment is limited to $9 million per year for each nuclear incident. These assessment limits assume the other CAPCO companies

[Toledo Edison]                                                  [Toledo Edison]
contribute their proportionate share of any assessment for the generating units that they have an ownership or leasehold interest in.

The utility owners and lessees of Davis-Besse, Perry and Beaver Valley also have insurance coverage for damage to property at these sites (including leased fuel and cleanup costs). Coverage amounted to $1.3 billion for Davis-Besse and $2.75 billion for each of the Perry and Beaver Valley sites as of January 1, 1997. Damage to property could exceed the insurance coverage by a substantial amount. If it does, the Company's share of such excess amount could have a material adverse effect on its financial condition, cash flows and results of operations. In addition, the Company can be assessed a maximum of $10 million under these policies during a policy year if the reserves available to the insurer are inadequate to pay claims arising out of an accident at any nuclear facility covered by the insurer.

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

(6) NUCLEAR FUEL

Nuclear fuel is financed for the Company and Cleveland Electric through leases with a special-purpose corporation. The total amount of financing currently available under these lease arrangements is $273 million ($173 million from intermediate-term notes and $100 million from bank credit arrangements). The intermediate-term notes mature in the 1997 through 2000 period. The bank credit arrangements terminate in October 1998. The special-purpose corporation may not need alternate financing in 1997 to replace $83 million of maturing intermediate-term notes. At December 31, 1996, $87 million of nuclear fuel was financed for the Company. The Company and Cleveland Electric severally lease their respective portions of the nuclear fuel and are obligated to pay for the fuel as it is consumed in a reactor. The lease rates are based on various intermediate-term note rates, bank rates and commercial paper rates.

The amounts financed include nuclear fuel in the Davis-Besse, Perry Unit 1 and Beaver Valley Unit 2 reactors with remaining lease payments for the Company of $43 million, $26 million and $14 million, respectively, at December 31, 1996. The nuclear fuel amounts financed and capitalized also included interest charges incurred by the lessors amounting to $2 million in both 1996 and 1995, and $4 million in 1994. The estimated future lease amortization payments for the Company based on projected consumption are $36 million in 1997, $29 million in both 1998 and 1999, $27 million in 2000 and $28 million in 2001.

(7) REGULATORY MATTERS

(a) REGULATORY ACCOUNTING REQUIREMENTS AND REGULATORY ASSETS

The Company is subject to the provisions of SFAS 71 and has complied with its provisions. SFAS 71 provides, among other things, for the deferral of certain incurred costs that are probable of future recovery in rates. We monitor changes in market and regulatory conditions and consider the effects of such changes in assessing the continuing applicability of SFAS 71. Criteria that could give rise to discontinuation of the application of SFAS 71 include: (1) increasing competition which significantly restricts the Company's ability to charge prices which allow it to recover operating costs, earn a fair return on invested capital and recover the amortization of regulatory assets and (2) a significant change in the manner in which rates are set by the PUCO from cost-based regulation to some other form of regulation. Regulatory assets represent probable future revenues to the Company associated with certain incurred costs, which it will recover from customers through the rate-making process.

Effective January 1, 1996, the Company adopted SFAS 121 which imposes stricter criteria for carrying regulatory assets than SFAS 71 by requiring that such assets be probable of recovery at each balance sheet date. The criteria under SFAS 121 for plant assets require such assets to be written down if the book value exceeds the projected net future undiscounted cash flows.

[Toledo Edison]                                                  [Toledo Edison]

Regulatory assets in the Balance Sheet are as follows:

                                               December 31,
                                               --------------
                                               1996      1995
                                               ----      ----
                                                (millions of
                                                   dollars)
Amounts due from customers for future federal
  income taxes, net                            $391      $416
Unamortized loss from Beaver Valley Unit 2
  sale                                           92        96
Unamortized loss on reacquired debt              24        28
Pre-phase-in deferrals*                         215       222
Rate Stabilization Program deferrals            180       188
Other                                            26        28
                                               ----      ----
    Total                                      $928      $978
                                               ====      ====

* Represent deferrals of operating expenses and carrying charges for Perry Unit 1 and Beaver Valley Unit 2 in 1987 and 1988 which are being amortized over the lives of the related property.

As of December 31, 1996, customer rates provide for recovery of all the above regulatory assets. The remaining recovery periods for about $740 million of the regulatory assets approximate 30 years. The remaining recovery periods for the rest of the regulatory assets generally range from about two to 20 years. Regulatory liabilities in the Balance Sheet at December 31, 1996 and 1995 totaled $13 million and $4 million, respectively.

(b) RATE ORDER

On April 11, 1996, the PUCO issued an order for the Company and Cleveland Electric granting price increases aggregating $119 million in annualized revenues ($35 million for the Company and $84 million for Cleveland Electric). The PUCO rate order provided for recovery of all costs to provide regulated services, including amortization of regulatory assets, in the approved prices. The new prices were implemented in late April 1996. The average price increase for the Company's customers was 4.7% with the actual percentage increase depending upon the customer class. The Company and Cleveland Electric intend to freeze prices through at least 2002, although they are not precluded from requesting further price increases.

The PUCO also recommended that the Company and Cleveland Electric reduce the value of their assets for regulatory purposes by an aggregate $1.25 billion through 2001. This represents an incremental reduction beyond the normal level in nuclear plant and regulatory assets. Implementation of the price increases was not contingent upon a revaluation of assets. The PUCO invited the Company and Cleveland Electric to file a proposal to effectuate the PUCO's recommendation and expressed a willingness to consider alternatives to its recommendation. The PUCO stated in its order that failure by the Company and Cleveland Electric to follow the recommendation could result in a PUCO-ordered write-down of assets for regulatory purposes. The PUCO approved a return on common stock equity of 12.59% and an overall rate of return of 10.06% for both companies. However, the PUCO also indicated the authorized return could be lowered by the PUCO if the Company and Cleveland Electric do not implement the recommendation. In August 1996, various intervenors appealed the PUCO rate order to the Ohio Supreme Court. The Company and Cleveland Electric did not appeal the order to the Ohio Supreme Court. In connection with the PUCO order discussed in Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan, certain parties agreed to request a stay of their appeals until completion of the pending merger with Ohio Edison.

(c) ASSESSMENT

The Company and Cleveland Electric agree with the concept of accelerating the recognition of costs and recovery of assets as such concept is consistent with the strategic objective to become more competitive. However, the Company and Cleveland Electric believe that such acceleration must also be consistent with the reduction of debt and the opportunity for Centerior Energy common stock share owners to receive a fair return on their investment. Consideration of whether to implement a plan responsive to the PUCO's recommendation to revalue assets by $1.25 billion is pending the merger with Ohio Edison.

We have evaluated the Company's markets, regulatory conditions and ability to bill and collect the approved prices, and conclude that the Company continues to comply with the provisions of SFAS 71 and its regulatory assets remain probable of recovery. If there is a change in our evaluation of the competitive environment, regulatory framework or other factors, or if the PUCO significantly reduces the value of the Company's assets or reduces the approved return on common stock equity of 12.59% and overall rate of return of 10.06%, or both, for future regulatory purposes, the Company may be required to record material charges to earnings. In particular, if we determine that the Company no longer meets the criteria for SFAS 71, the Company would be required to record a before-tax charge to write off the regulatory assets shown above. In the more likely event that only a portion of operations (such as nuclear operations) no longer meets the criteria of SFAS 71, a write-off would be limited to regulatory assets that are not reflected in the Company's cost-based prices established for the remaining regulated operations. In addition, we would be required to evaluate whether the changes in the competitive and regulatory environment which led to discontinuing the application of

[Toledo Edison]                                                  [Toledo Edison]

SFAS 71 to some or all of the Company's operations would also result in a write-down of property, plant and equipment pursuant to SFAS 121.

See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan for a discussion of a regulatory plan for the Company and Cleveland Electric and its effect on their compliance with SFAS 71.

(d) RATE STABILIZATION PROGRAM

The Rate Stabilization Program that the PUCO approved in October 1992 allowed the Company to defer and subsequently amortize and recover certain costs not being recovered in rates at that time. Recovery of both the costs no longer being deferred and the amortization of the 1992-1995 deferrals began in late April 1996 with the implementation of the price increase granted by the PUCO as discussed above. The cost deferrals recorded in 1995 and 1994 pursuant to the Rate Stabilization Program were $39 million and $43 million, respectively. The amortization of the deferrals began in December 1995. The total amortization was $8 million and $1 million in 1996 and 1995, respectively.

The regulatory accounting measures under the Rate Stabilization Program also provided for the accelerated amortization of certain benefits during the 1992-1995 period. The total annual amount of such accelerated benefits was $18 million in both 1995 and 1994.

(8) FEDERAL INCOME TAX
The components of federal income tax expense recorded in the Income Statement were as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Operating Expenses:
  Current                                 $ 23    $ 40    $ 18
  Deferred                                  13       2      15
                                          ----    ----    ----
    Total Charged to Operating
      Expenses                              36      42      33
                                          ----    ----    ----
Nonoperating Income:
  Current                                  (10)    (12)    (29)
  Deferred                                   5      14      31
                                          ----    ----    ----
    Total Expense (Credit) to
      Nonoperating Income                   (5)      2       2
                                          ----    ----    ----
Total Federal Income Tax Expense          $ 31    $ 44    $ 35
                                          ====    ====    ====

The deferred federal income tax expense results from the temporary differences that arise from the different years when certain expenses are recognized for tax purposes as opposed to financial reporting purposes. Such temporary differences relate principally to depreciation and deferred operating expenses and carrying charges.

Federal income tax, computed by multiplying income before taxes by the 35% statutory rate, is reconciled to the amount of federal income tax recorded on the books as follows:

                                          1996    1995    1994
                                          ----    ----    ----
                                              (millions of
                                                 dollars)
Book Income Before Federal Income Tax     $88     $141    $117
                                          ===     ====    ====
Tax on Book Income at Statutory Rate      $31     $ 49    $ 41
Increase (Decrease) in Tax:
  Depreciation                             (4)      (1)     (3)
  Rate Stabilization Program               --       (9)     (9)
  Sale and leaseback transactions and
    amortization                            5        5       5
  Other items                              (1)      --       1
                                          ---     ----    ----
Total Federal Income Tax Expense          $31     $ 44    $ 35
                                          ===     ====    ====

The Company joins in the filing of a consolidated federal income tax return with its affiliated companies. The method of tax allocation reflects the benefits and burdens realized by each company's participation in the consolidated tax return, approximating a separate return result for each company.

For tax reporting purposes, the Perry Nuclear Power Plant Unit 2 (Perry Unit 2) abandonment was recognized in 1994 and resulted in a $122 million loss with a corresponding $43 million reduction in federal income tax liability. Because of the alternative minimum tax (AMT), $25 million of the $43 million was realized in 1994. The remaining $18 million will not be realized until 1999.

Under SFAS 109, temporary differences and carryforwards resulted in deferred tax assets of $162 million and deferred tax liabilities of $728 million at December 31, 1996 and deferred tax assets of $179 million and deferred tax liabilities of $752 million at December 31, 1995. These are summarized as follows:

                                                December 31,
                                               --------------
                                               1996      1995
                                               ----      ----
                                                (millions of
                                                  dollars)
Property, plant and equipment                  $612      $627
Deferred carrying charges and operating
  expenses                                       84        85
Net operating loss carryforwards                (18)      (44)
Investment tax credits                          (44)      (46)
Sale and leaseback transactions                  --        (4)
Other                                           (68)      (45)
                                               ----      ----
    Net deferred tax liability                 $566      $573
                                               ====      ====

For tax purposes, net operating loss (NOL) carryforwards of approximately $51 million are available to reduce future taxable income and will expire in 2009. The 35% tax effect of the NOLs is $18 million. Additionally, AMT credits of $100 million that may be carried forward indefinitely are available to reduce future tax.

(9) RETIREMENT BENEFITS

(a) RETIREMENT INCOME PLAN

Centerior Energy sponsors jointly with its subsidiaries a noncontributing pension plan (Centerior Pension Plan) which covers all employee groups. The amount of retire-

[Toledo Edison]                                                  [Toledo Edison]
ment benefits generally depends upon the length of service. Under certain circumstances, benefits can begin as early as age 55. The funding policy is to comply with the Employee Retirement Income Security Act of 1974 guidelines.

Pension costs (credits) for Centerior Energy and its subsidiaries for 1994 through 1996 were comprised of the following components:

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                               dollars)
Service cost for benefits earned during
  the period                             $ 13    $ 10    $ 13
Interest cost on projected benefit
  obligation                               28      26      26
Actual return on plan assets              (50)    (53)     (2)
Net amortization and deferral               2       9     (34)
                                         ----    ----    ----
  Net costs (credits)                    $ (7)   $ (8)   $  3
                                         ====    ====    ====

Pension costs (credits) for the Company and its pro rata share of the Service Company's costs were $(2) million, $(3) million and $1 million for 1996, 1995 and 1994, respectively.

The following table presents a reconciliation of the funded status of the Centerior Pension Plan. The Company's share of the Centerior Pension Plan's total projected benefit obligation approximates 30%.

                                               December 31,
                                               -------------
                                               1996     1995
                                               ----     ----
                                               (millions of
                                                  dollars)
Actuarial present value of benefit
  obligations:
  Vested benefits                              $326     $304
  Nonvested benefits                             16        2
                                               ----     ----
    Accumulated benefit obligation              342      306
  Effect of future compensation levels           53       54
                                               ----     ----
    Total projected benefit obligation          395      360
Plan assets at fair market value                421      394
                                               ----     ----
    Funded status                                26       34
Unrecognized net gain from variance between
  assumptions and experience                    (56)     (68)
Unrecognized prior service cost                  14       15
Transition asset at January 1, 1987 being
  amortized over 19 years                       (32)     (36)
                                               ----     ----
    Net accrued pension liability              $(48)    $(55)
                                               ====     ====

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996, the settlement (discount) rate and long-term rate of return on plan assets assumptions were 7.75% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1997 and 4% thereafter. At December 31, 1995, the settlement rate and long-term rate of return on plan assets assumptions were 8% and 11%, respectively. The long-term rate of annual compensation increase assumption was 3.5% for 1996 and 1997 and 4% thereafter. At December 31, 1996 and 1995, the Company's net accrued pension liability included in Retirement Benefits in the Balance Sheet was $62 million and $64 million, respectively.

Plan assets consist primarily of investments in common stock, bonds, guaranteed investment contracts, cash equivalent securities and real estate.

(b) OTHER POSTRETIREMENT BENEFITS

Centerior Energy sponsors jointly with its subsidiaries a postretirement benefit plan which provides all employee groups certain health care, death and other postretirement benefits other than pensions. The plan is contributory, with retiree contributions adjusted annually. The plan is not funded. Under SFAS 106, the accounting standard for postretirement benefits other than pensions, the expected costs of such benefits are accrued during the employees' years of service.

The components of the total postretirement benefit costs for 1994 through 1996 were as follows:

                                         1996    1995    1994
                                         ----    ----    ----
                                             (millions of
                                                dollars)
Service cost for benefits earned during
  the period                              $1     $ 1     $ 1
Interest cost on accumulated
  postretirement benefit obligation        6       7       7
Amortization of transition obligation
  at January 1, 1993 of $63 million
  over 20 years                            2       2       3
                                          --     ---     ---
  Total costs                             $9     $10     $11
                                          ==     ===     ===

These amounts included costs for the Company and its pro rata share of the Service Company's costs.

The accumulated postretirement benefit obligation and accrued postretirement benefit cost for the Company and its share of the Service Company's obligation are as follows:

                                                December 31,
                                                ------------
                                                1996    1995
                                                ----    ----
                                                (millions of
                                                   dollars)
Accumulated postretirement benefit obligation
  attributable to:
  Retired participants                          $(69)   $(76)
  Fully eligible active plan participants         (1)     (1)
  Other active plan participants                 (10)     (9)
                                                ----    ----
    Accumulated postretirement benefit
      obligation                                 (80)    (86)
Unrecognized net gain from variance between
  assumptions and experience                     (13)     (9)
Unamortized transition obligation                 46      49
                                                ----    ----
    Accrued postretirement benefit cost         $(47)   $(46)
                                                ====    ====

The Balance Sheet classification of Retirement Benefits at December 31, 1996 and 1995 includes only the Company's accrued postretirement benefit cost of $40 million and $39 million, respectively, and excludes the Service Company's portion since the Service Company's total accrued cost is carried on its books.

A September 30 measurement date was used for 1996 and 1995 reporting. At December 31, 1996 and 1995, the settlement rate and the long-term rate of annual compensation increase assumptions were the same as those dis-

[Toledo Edison]                                                  [Toledo Edison]
cussed for pension reporting in Note 9(a). At December 31, 1996, the assumed annual health care cost trend rates (applicable to gross eligible charges) were 7.5% for medical and 7% for dental in 1997. Both rates reduce gradually to a fixed rate of 4.75% by 2003. Elements of the obligation affected by contribution caps are significantly less sensitive to the health care cost trend rate than other elements. If the assumed health care cost trend rates were increased by one percentage point in each future year, the accumulated postretirement benefit obligation as of December 31, 1996 would increase by $3 million and the aggregate of the service and interest cost components of the annual postretirement benefit cost would increase by $0.2 million.

(10) GUARANTEES

The Company has guaranteed certain loan and lease obligations of a coal supplier under a long-term coal supply contract. At December 31, 1996, the principal amount of the loan and lease obligations guaranteed by the Company under the contract was $11 million.

The prices under the contract which includes certain minimum payments are sufficient to satisfy the loan and lease obligations and mine closing costs over the life of the contract. If the contract is terminated early for any reason, the Company would attempt to reduce the termination charges and would ask the PUCO to allow recovery of such charges from customers through the fuel factor. See Management's Financial Analysis -- Outlook-FirstEnergy Rate Plan.

(11) CAPITALIZATION

(a) CAPITAL STOCK TRANSACTIONS

Preferred stock shares retired during the three years ended December 31, 1996 are listed in the following table.

                                       1996     1995     1994
                                       ----     ----     ----
                                       (thousands of shares)
Subject to Mandatory Redemption:
  $100 par $9.375                      (17)      (17)     (17)
    25 par  2.81                        --      (400)    (800)
                                       ---      ----     ----
      Total                            (17)     (417)    (817)
                                       ===      ====     ====

(b) EQUITY DISTRIBUTION RESTRICTIONS

Federal law prohibits the Company from paying dividends out of capital accounts. The Company has since 1993 declared and paid preferred stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, the Company had a deficit in its retained earnings. At December 31, 1996, the Company had $223 million of appropriated retained earnings for the payment of dividends. The Company also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which mature in August 1997) that requires common stock dividends to be paid out of its total balance of retained earnings, which had been a deficit from 1993 through November 1996. At December 31, 1996, the Company's total retained earnings were $5 million. See Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity.

(c) PREFERRED AND PREFERENCE STOCK

Amounts to be paid for preferred stock which must be redeemed during the next five years are $1.665 million in each year 1997 through 1999 only.

The annual preferred stock mandatory redemption provisions are as follows:

                                     Shares              Price
                                     To Be    Beginning   Per
                                    Redeemed     in      Share
                                    --------  ---------  -----
$100 par $9.375                      16,650      1985    $100

The annualized preferred dividend requirement at December 31, 1996 was $17 million.

The preferred dividend rates on the Company's Series A and B fluctuate based on prevailing interest rates and market conditions. The dividend rates for these issues averaged 7.11% and 7.75%, respectively, in 1996.

Preference stock authorized for the Company is 5,000,000 shares with a $25 par value. No preference shares are currently outstanding.

With respect to dividend and liquidation rights, the Company's preferred stock is prior to its preference stock and common stock, and its preference stock is prior to its common stock.

(d) LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt which matures or is subject to put options during the next five years is as follows: $49 million in 1997, $39 million in 1998, $104 million in 1999, $31 million in 2000 and $30 million in 2001.

The Company's mortgage constitutes a direct first lien on substantially all property owned and franchises held by the Company. Excluded from the lien, among other things, are cash, securities, accounts receivable, fuel, supplies and automotive equipment.

Certain credit agreements of the Company contain covenants relating to fixed charge coverage ratios and limitations on secured financing other than through first mortgage bonds or certain other transactions. The Company was in compliance with all such covenants as of December 31, 1996. The Company and Cleveland Elec-

[Toledo Edison]                                                  [Toledo Edison]
tric have letters of credit in connection with the sale and leaseback of Beaver Valley Unit 2 that expire in June 1999. The letters of credit are in an aggregate amount of approximately $225 million and are secured by first mortgage bonds of the Company and Cleveland Electric in the proportion of 60% and 40%, respectively. At December 31, 1996, the Company had outstanding $8 million of notes secured by subordinated mortgage collateral.

(12) SHORT-TERM BORROWING ARRANGEMENTS

Centerior Energy has a $125 million revolving credit facility through May 1997. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Company and Cleveland Electric. Centerior Energy plans to transfer any of its borrowed funds to the Company and Cleveland Electric. The credit agreement is secured with first mortgage bonds of the Company and Cleveland Electric in the proportion of 60% and 40%, respectively. The credit agreement also provides the participating banks with a subordinate mortgage security interest on the properties of the Company and Cleveland Electric. The banks' fee is 0.625% per annum payable quarterly in addition to interest on any borrowings. There were no borrowings under the facility at December 31, 1996. Also, the Company and Cleveland Electric may borrow from each other on a short-term basis. At December 31, 1996, the Company had outstanding $82 million of notes receivable from Cleveland Electric with a weighted average interest rate of 6.18%.

(13) FINANCIAL INSTRUMENTS

The estimated fair values at December 31, 1996 and 1995 of financial instruments that do not approximate their carrying amounts in the Balance Sheet are as follows:

                                           December 31,
                                ----------------------------------
                                      1996              1995
                                ----------------  ----------------
                                Carrying   Fair   Carrying   Fair
                                 Amount   Value    Amount   Value
                                --------  ------  --------  ------
                                (millions of dollars)
Capitalization and Liabilities:
  Long-Term Debt                 $1,054   $1,086   $1,126   $1,137

Noncash investments in the Nuclear Plant Decommissioning Trusts are summarized in the following table. In 1996, the Company and Cleveland Electric transferred the bulk of their investment assets in existing trusts into Centerior Energy pooled trust funds for the two companies. The December 31, 1996 amounts in the table represent the Company's pro rata share of the fair value of such noncash investments.

                                                December 31,
                                                -------------
                                                1996     1995
                                                ----     ----
                                                (millions of
                                                   dollars)
Type of Securities:
  Debt Securities:
    Federal Government                          $10      $21
    Municipal                                    --       11
    Other                                         3       --
                                                ---      ---
                                                 13       32
  Equity Securities                              39       --
                                                ---      ---
      Total                                     $52      $32
                                                ===      ===
Maturities of Debt Securities:
  Due within one year                           $--      $ 1
  Due in one to five years                        7        9
  Due in six to 10 years                          3       11
  Due after 10 years                              3       11
                                                ---      ---
      Total                                     $13      $32
                                                ===      ===

The fair value of these trusts is estimated based on the quoted market prices for the investment securities and approximates the carrying value. The fair value of the Company's preferred stock, with mandatory redemption provisions, and long-term debt is estimated based on the quoted market prices for the respective or similar issues or on the basis of the discounted value of future cash flows. The discounted value used current dividend or interest rates (or other appropriate rates) for similar issues and loans with the same remaining maturities.

The estimated fair values of all other financial instruments approximate their carrying amounts in the Balance Sheet at December 31, 1996 and 1995 because of their short-term nature.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results of operations for the two years ended December 31, 1996.

                                        Quarters Ended
                           ----------------------------------------
                           March 31,  June 30,  Sept. 30,  Dec. 31,
                           ---------  --------  ---------  --------
                                    (millions of dollars)
1996
  Operating Revenues         $ 211      $211      $ 252      $223
  Operating Income              33        31         52        42
  Net Income                     3         8         28        18
  Earnings (Loss)
    Available for Common
    Stock                       (1)        3         24        14
1995
  Operating Revenues         $ 206      $215      $ 246      $206
  Operating Income              43        45         59        41
  Net Income                    20        22         33        22
  Earnings Available for
    Common Stock                15        17         29        18

Earnings for the quarter ended March 31, 1996 were decreased by $7 million as a result of an $11 million write-down of the net book value of two inactive production facilities. The write-down resulted from a decision that the facilities are no longer expected to provide revenues.

Earnings for the quarter ended September 30, 1996 were decreased by $4 million as a result of a $6 million charge

[Toledo Edison]                                                  [Toledo Edison]
for the disposition of materials and supplies inventory. The sale and disposal of inventory was part of the reengineering of the supply chain process.

(15) PENDING MERGER OF CENTERIOR ENERGY AND OHIO EDISON

On September 13, 1996, Centerior Energy and Ohio Edison entered into an agreement and plan of merger to form a new holding company, FirstEnergy. Following the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the Company, Cleveland Electric and Ohio Edison. As a result of the merger, the common stock share owners of Centerior Energy and Ohio Edison will own all of the issued and outstanding shares of FirstEnergy common stock. Centerior Energy share owners will receive 0.525 of a share of FirstEnergy common stock for each share of Centerior Energy common stock owned. Ohio Edison share owners will receive one share of FirstEnergy common stock for each share of Ohio Edison common stock owned.

FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles. If FirstEnergy elects to apply, or "push down", the effects of purchase accounting to the financial statements of the Company and Cleveland Electric, the Company and Cleveland Electric would record adjustments to: (1) reduce the carrying value of nuclear generating plant by $1.25 billion to fair value; (2) recognize goodwill of $865 million; (3) reduce common stock equity by $401 million; (4) reset retained earnings of the Company and Cleveland Electric to zero; and (5) reduce the related deferred federal income tax liability by $438 million. These amounts reflect FirstEnergy's estimates of the pro forma combined adjustments for the Company and Cleveland Electric as of September 30, 1996. The actual adjustments to be recorded could be materially different from these estimates. FirstEnergy has not decided whether to push down the effects of purchase accounting to the financial statements of the Company and Cleveland Electric if the merger with Ohio Edison is completed, nor has FirstEnergy estimated the allocations between the two companies if push-down accounting is elected.

In addition to the approvals by the share owners of Centerior Energy and Ohio Edison common stock, various aspects of the merger are subject to the approval of the FERC and other regulatory authorities. A rate reduction and economic development plan for the Company and Cleveland Electric has been approved by the PUCO. From the date of consummation of the merger through 2006, the plan provides for rate reductions, frozen fuel cost factors, economic development incentive prices, an energy-efficiency program, an earnings cap and an accelerated reduction in nuclear and regulatory assets for regulatory purposes. The plan will require the Company and Cleveland Electric to write off certain regulatory assets at the time the merger becomes probable, which is expected to be after obtaining the aforementioned approvals of the merger. The write-off amounts for the Company and Cleveland Electric to be charged against earnings, estimated by FirstEnergy to total approximately $750 million, will be determined based upon the plan's regulatory accounting and cost recovery details to be submitted by FirstEnergy to the PUCO staff for approval. The Company's share of the write-off is expected to be about one-third of this amount.

If the merger is not consummated, the plan would be null and void. See Management's Financial Analysis -- Outlook-Pending Merger with Ohio Edison and -FirstEnergy Rate Plan for a discussion of the proposed merger and the plan.

(16) PENDING MERGER OF THE COMPANY INTO CLEVELAND ELECTRIC

In March 1994, Centerior Energy announced a plan to merge the Company into Cleveland Electric. The merger agreement between Centerior Energy and Ohio Edison requires the approval of Ohio Edison prior to consummation of the proposed merger of the Company into Cleveland Electric. Ohio Edison has not yet made a decision. All necessary regulatory approvals have been obtained, except the NRC's approval. This application was withdrawn at the NRC's request pending Ohio Edison's decision whether to complete this merger.

In June 1995, share owners of the Company's preferred stock approved the merger and share owners of Cleveland Electric's preferred stock approved the authorization of additional shares of preferred stock. If and when the merger becomes effective, share owners of the Company's preferred stock will exchange their shares for preferred stock shares of Cleveland Electric having substantially the same terms. Debt holders of the merging companies will become debt holders of Cleveland Electric.

For the merging companies, the combined pro forma operating revenues were $2.554 billion, $2.516 billion and $2.422 billion and the combined pro forma net income was $174 million, $281 million and $268 million for the years 1996, 1995 and 1994, respectively. The pro forma data is based on accounting for the merger on a method similar to a pooling of interests. The pro forma data is not necessarily indicative of the results of operations which would have been reported had the merger been in effect during those years or which may be reported in the future. The pro forma data does not reflect any potential effects related to the consummation of the Centerior Energy and Ohio Edison merger. The pro forma data should be read in conjunction with the audited financial statements of both the Company and Cleveland Electric.

[Toledo Edison]                                                  [Toledo Edison]

FINANCIAL AND STATISTICAL REVIEW


                 OPERATING REVENUES (millions of dollars)

                                                                                                       Total
                                                                          Total                      Operating
Year              Residential     Commercial     Industrial     Other     Retail     Wholesale       Revenues
--------------------------------------------------------------------------------------------------------------
1996                 $ 246            194            253          67        760         137            $ 897
1995                   238            184            254          65        741         133              874
1994                   227            181            251          64        723         142              865
1993                   229            180            244          71        724         147              871
1992                   215            175            236          61        687         158              845
1986                   189            134            214          24        561          13              574
--------------------------------------------------------------------------------------------------------------


                 OPERATING EXPENSES (millions of dollars)

                           Other        Generation                                  Amortization of    Federal
            Fuel &       Operation      Facilities     Depreciation      Taxes,        Deferred         Income      Total
           Purchased         &            Rental            &          Other Than      Operating        Taxes     Operating
Year         Power      Maintenance    Expense, Net    Amortization       FIT        Expenses, Net     (Credit)   Expenses
---------------------------------------------------------------------------------------------------------------------------
1996         $ 169          231             104             94             90              17              36       $ 741
1995           157          225             104             84             91             (17)             42         686
1994           167          229             104             83             90             (21)             33         685
1993           173          352(a)          104             76             91              (4)(b)         (10)        782
1992           169          236             106             77             91             (17)             33         695
1986           160          168              --             38             51              --              41         458
---------------------------------------------------------------------------------------------------------------------------


                 INCOME (LOSS) (millions of dollars)

                                                                        Federal         Income
                                             Other        Deferred      Income          (Loss)
                                            Income &      Carrying      Taxes--         Before
                  Operating     AFUDC--    Deductions,    Charges,      Credit         Interest
Year               Income       Equity        Net           Net        (Expense)        Charges
-----------------------------------------------------------------------------------------------
1996                $ 156           1          (10)           --            5            $ 152
1995                  188           1            6            14           (2)             207
1994                  180           1            3            15           (2)             197
1993                   89           1         (232)(c)      (161)(b)      129             (174)
1992                  150           1            1            41           (1)             192
1986                  116         130           (2)           --           52              296
-----------------------------------------------------------------------------------------------


                 INCOME (LOSS) (millions of dollars)

                                                                     Earnings
                                                                      (Loss)
                                           Net       Preferred     Available for
                    Debt       AFUDC--    Income       Stock          Common
Year              Interest      Debt      (Loss)     Dividends         Stock
--------------------------------------------------------------------------------
1996                $ 96          (1)        57          17            $  40
1995                 111          (1)        97          18               79
1994                 116          (1)        82          20               62
1993                 116          (1)      (289)         23             (312)
1992                 122          (1)        71          24               47
1986                 174         (55)       177          45              132
--------------------------------------------------------------------------------

(a) Includes early retirement program expenses and other charges of $107 million.

(b) Includes write-off of phase-in deferrals of $241 million, consisting of $55 million of deferred operating expenses and $186 million of deferred carrying charges.

[Toledo Edison]                                                  [Toledo Edison]

                                                       The Toledo Edison Company

          ELECTRIC SALES (millions of KWH)                                         ELECTRIC CUSTOMERS
                                                                                   (thousands at year end)

                                                                                                               Industrial
Year     Residential    Commercial    Industrial    Wholesale    Other    Total    Residential    Commercial     & Other     Total
--------------------------------------------------------------------------------   -----------------------------------------------
1996        2 145          1 790        4 301         2 330       488     11 054       262            27            4         293
1995        2 164          1 748        4 174         2 563       500     11 149       260            27            4         291
1994        2 056          1 711        4 099         2 548       499     10 913       257            26            4         287
1993        2 039          1 672        3 776         2 146       490     10 123       255            26            4         285
1992        1 941          1 619        3 563         2 753       478     10 354       255            26            5         286
1986        1 941          1 495        3 482           348       449      7 715       247            25            4         276
----------------------------------------------------------------------------------------------------------------------------------


          RESIDENTIAL USAGE

                                 Average     Average
                     Average      Price      Revenue
                     KWH Per       Per         Per
  Year               Customer      KWH       Customer
-----------------------------------------------------
1996                  8 284       11.47c     $950.10
1995                  8 384       10.99       921.23
1994                  8 044       11.04       888.30
1993                  7 997       11.23       897.65
1992                  7 632       11.08       845.99
1986                  7 881        9.75       768.43
-----------------------------------------------------


        LOAD (MW & %)                                ENERGY (millions of KWH)      FUEL

           Net                                             Company Generated                                         Efficiency--
         Seasonal     Peak     Capacity     Load     --------------------------    Purchased              Fuel Cost    BTU Per
Year    Capability    Load      Margin     Factor    Fossil    Nuclear    Total    Power        Total     Per KWH        KWH
-------------------------------------------------    --------------------------    -----------------------------------------------
1996       1 951      1 758       9.9%      62.1%     5 173     5 575     10 748     870        11 618      1.26c       10 295
1995       1 651      1 738     (5.3)       62.4      4 576     6 761     11 337     299        11 636      1.32        10 341
1994       1 726      1 620       6.1       64.7      5 160     5 419     10 579     773        11 352      1.35        10 298
1993       1 726      1 568       9.2       64.3      5 548     4 791     10 339     196        10 535      1.42        10 146
1992       1 759      1 514      13.9       63.2      4 656     6 293     10 949     (82)       10 867      1.41        10 284
1986       1 760      1 423      19.1       64.8      6 462        12      6 474   1 795         8 269      1.82         9 860
-------------------------------------------------    --------------------------    -----------------------------------------------


               INVESTMENT (millions of dollars)

                                                       Construction
               Utility                                   Work In                       Total
               Plant       Accumulated                   Progress       Nuclear      Property,      Utility
                 In       Depreciation &      Net        & Perry        Fuel and     Plant and       Plant       Total
Year           Service     Amortization      Plant        Unit 2         Other       Equipment     Additions     Assets
-----------------------------------------------------------------------------------------------------------------------
1996           $2 929          1 020         1 909            22            84         $2 015        $  49       $3 357
1995            2 896            942         1 954            28            98          2 080           56        3 474
1994            2 899            892         2 007            30           125          2 162           41        3 502
1993            2 837            788         2 049            40           142          2 231           43        3 510
1992            2 847            760         2 087           280           164          2 531           44        3 939
1986            1 443            416         1 027         2 130           269          3 426          463        3 774
-----------------------------------------------------------------------------------------------------------------------


               CAPITALIZATION (millions of dollars & %)

                                                           Preferred
                                        Preferred            Stock,
                                          Stock,            without
                                      with Mandatory       Mandatory
                   Common Stock         Redemption         Redemption
Year                  Equity            Provisions         Provisions        Long-Term Debt      Total
-------------------------------------------------------------------------------------------------------
1996             $  803        40%       3        --%     210        10%     1 003        50%    $2 019
1995                763        38        5        --      210        10      1 068        52      2 046
1994                685        34        7        --      210        10      1 154        56      2 056
1993                623        30       28         1      210        10      1 225        59      2 086
1992                935        39       50         2      210         9      1 178        50      2 373
1986              1 075        36      149         5      260         9      1 481        50      2 965
-------------------------------------------------------------------------------------------------------

(c) Includes write-off of Perry Unit 2 of $232 million.

[Toledo Edison]                                                  [Toledo Edison]

                               INDEX TO SCHEDULES
                               ------------------


                                                                        Page
                                                                        ----
Centerior Energy Corporation and Subsidiaries:
----------------------------------------------

Schedule II     Valuation and Qualifying Accounts for the ............  S-2
                Years Ended December 31, 1996, 1995 and 1994

The Cleveland Electric Illuminating Company and Subsidiaries:
-------------------------------------------------------------

Schedule II     Valuation and Qualifying Accounts for the ............  S-3
                Years Ended December 31, 1996, 1995 and 1994

The Toledo Edison Company:
--------------------------

Schedule II     Valuation and Qualifying Accounts for the ............  S-4
                Years Ended December 31, 1996, 1995 and 1994


Schedules other than those listed above are omitted for the reason that they are not required or are not applicable.

                  CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (Thousands of Dollars)

                                                       Additions                            Deductions
                                                  -----------------------             ------------------------
                                    Balance at    Charged to                          Deductions                      Balance at
                                    Beginning       Income                              from                          End of
Description                         of Period     Statement         Other             Reserves           Other        Period
-----------                         ---------     ---------         -----             --------           -----        ------

Reflected as a Reduction
  to the Related Asset:

Accumulated Provision
  for Uncollectible Accounts
  (Deduction from Amounts Due
  from Customers and Others)

         1996                      $3,372       $21,095 (a)        $3,232            $24,295 (a)(c)     $3,246 (d)     $158
         1995                       3,519        18,007 (a)         3,867 (b)         22,021 (a)(c)          0        3,372
         1994                       3,703        12,779 (a)         6,047 (b)         19,010 (a)(c)          0        3,519


(a) Includes a provision and corresponding write-off of uncollectible accounts of $14,203,000, $10,024,000 and
    $4,695,000 in 1996, 1995 and 1994, respectively, relating to customers which qualify for the PUCO mandated
    Percentage of Income Payment Plan (PIPP).  Such uncollectible accounts are recovered through a separate PUCO approved surcharge tariff.
(b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amounts included under the 1988 base rate cases.  The amounts deferred for future recovery were
    $1,716,000 and $2,382,000 in 1995 and 1994, respectively.
(c) Uncollectible accounts written off.
(d) Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible Accounts.

          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (Thousands of Dollars)

                                                             Additions                      Deductions
                                                      ------------------------       ------------------------
                                       Balance at     Charged to                     Deductions                      Balance at
                                       Beginning        Income                          from                          End of
Description                            of Period      Statement        Other          Reserves          Other         Period
-----------                            ---------      ---------        -----          --------          -----         ------

Reflected as a Reduction
  to the Related Asset:

Accumulated Provision
  for Uncollectible Accounts
  (Deduction from Amounts Due
  from Customers and Others)

     1996                               $2,326        $14,872 (a)     $1,353         $16,193 (a)(c)   $2,300 (d)         $58
     1995                                2,129         12,665 (a)      2,585 (b)      15,053 (a)(c)        0           2,326
     1994                                2,313          8,354 (a)      4,508 (b)      13,046 (a)(c)        0           2,129


(a) Includes a provision and corresponding write-off of uncollectible accounts of $9,895,000, $6,584,000 and
    $2,499,000 in 1996, 1995 and 1994, respectively, relating to customers which qualify for the PUCO mandated
    Percentage of Income Payment Plan (PIPP).  Such uncollectible accounts are recovered through a separate PUCO approved surcharge tariff.
(b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amount included under the 1988 base rate case.  The amounts deferred for future recovery were
    $1,273,000 and $1,971,000 in 1995 and 1994, respectively.
(c) Uncollectible accounts written off.
(d) Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible Accounts.

                            THE TOLEDO EDISON COMPANY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (Thousands of Dollars)


                                                             Additions                      Deductions
                                                      ------------------------       ------------------------
                                       Balance at     Charged to                     Deductions                      Balance at
                                       Beginning        Income                          from                          End of
Description                            of Period      Statement        Other          Reserves          Other         Period
-----------                            ---------      ---------        -----          --------          -----         ------

Reflected as a Reduction
  to the Related Asset:

Accumulated Provision
  for Uncollectible Accounts
  (Deduction from Amounts Due
  from Customers and Others)

         1996                         $1,046          $6,223 (a)        $1,879          $8,102 (a)(c)    $946 (d)         $100
         1995                          1,390           5,342 (a)         1,282 (b)       6,968 (a)(c)       0            1,046
         1994                          1,390           4,425 (a)         1,539 (b)       5,964 (a)(c)       0            1,390


(a) Includes a provision and corresponding write-off of uncollectible accounts of $4,308,000, $3,440,000 and
    $2,196,000 in 1996, 1995 and 1994, respectively, relating to customers which qualify for the PUCO mandated
    Percentage of Income Payment Plan (PIPP).  Such uncollectible accounts are recovered through a separate PUCO approved surcharge tariff.
(b) Includes amounts for collection of accounts previously written off and deferral of PIPP uncollectibles in excess of the amount included under the 1988 base rate case.  The amounts deferred for future recovery were
    $443,000 and $411,000 in 1995 and 1994, respectively.
(c) Uncollectible accounts written off.
(d) Sale of retail customer accounts receivable net of Accumulated Provision for Uncollectible Accounts.

          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARIES
                          AND THE TOLEDO EDISON COMPANY
                COMBINED PRO FORMA CONDENSED FINANCIAL STATEMENTS
                -------------------------------------------------

The following pro forma condensed balance sheets and income statements give effect to the agreement between Cleveland Electric and Toledo Edison to merge Toledo Edison into Cleveland Electric. These statements are unaudited and based on accounting for the merger on a method similar to a pooling of interests. These statements combine the two companies' historical balance sheets at December 31, 1996 and December 31, 1995 and their historical income statements for each of the three years ended December 31, 1996.

The following pro forma data is not necessarily indicative of the results of operations or the financial condition which would have been reported had the merger been in effect during those periods or which may be reported in the future. The pro forma data does not reflect any potential effects related to the consummation of the pending merger of Centerior Energy and Ohio Edison. See "Pending Merger with Ohio Edison" in Item 1 of this Report. The statements should be read in conjunction with the accompanying notes and with the audited financial statements of both Cleveland Electric and Toledo Edison.

                   COMBINED PRO FORMA CONDENSED BALANCE SHEETS
                     OF CLEVELAND ELECTRIC AND TOLEDO EDISON
                                   (Unaudited)
                              (Millions of Dollars)


                                               At December 31, 1996
                                 ---------------------------------------------
                                     Historical
                                 ------------------
                                 Cleveland   Toledo   Adjust-        Pro Forma
                                 Electric    Edison   ments           Totals
                                 ---------   ------   -------        ---------
Assets
------
Property, Plant and Equipment     $7,809     $3,504   $   -          $11,313
Less:  Accumulated Depreciation
  and Amortization                 2,899      1,489       -            4,388
                                   -----      -----     ----          ------
  Net Property, Plant and
    Equipment                      4,910      2,015       -            6,925
Current Assets                       498        308    (102)(A,R)        704
Regulatory and Other Assets        1,470      1,034     (18)(A,B,R)    2,486
                                   -----      -----    -----          ------

  Total Assets                    $6,878     $3,357   $(120)         $10,115
                                   =====      =====    =====          ======

Capitalization and Liabilities
------------------------------
Capitalization:
  Common Stock Equity             $1,045     $  803   $   -          $ 1,848
  Preferred Stock:
    With Mandatory Redemption
      Provisions                     186          3       -              189
    Without Mandatory Redemption
      Provisions                     238        210       -              448
  Long-Term Debt                   2,441      1,003       -            3,444
                                   -----      -----     ----          ------
      Total Capitalization         3,910      2,019       -            5,929
Current Liabilities                  878        278    (104)(A)        1,052
Deferred Credits and Other
  Liabilities                      2,090      1,060     (16)(B,R)      3,134
                                   -----      -----     ----          ------
  Total Capitalization and
    Liabilities                   $6,878     $3,357   $(120)         $10,115
                                   =====      =====    =====          ======


                                               At December 31, 1995
                                 ---------------------------------------------
                                     Historical
                                 ------------------
                                 Cleveland   Toledo   Adjust-        Pro Forma
                                 Electric    Edison   ments           Totals
                                 ---------   ------   -------        ---------
Assets
------
Property, Plant and Equipment     $7,724     $3,485    $  -          $11,209
Less:  Accumulated Depreciation
  and Amortization                 2,693      1,405       1 (R)        4,099
                                   -----      -----     ----          ------
  Net Property, Plant and
    Equipment                      5,031      2,080      (1)           7,110
Current Assets                       598        327     (24)(A)          901
Regulatory and Other Assets        1,523      1,067     (11)(B)        2,579
                                   -----      -----    -----          ------

  Total Assets                    $7,152     $3,474    $(36)         $10,590
                                   =====      =====     ====          ======

Capitalization and Liabilities
------------------------------
Capitalization:
  Common Stock Equity             $1,127     $  763    $  -          $ 1,890
  Preferred Stock:
    With Mandatory Redemption
      Provisions                     215          5       -              220
    Without Mandatory Redemption
      Provisions                     241        210       -              451
  Long-Term Debt                   2,666      1,068       -            3,734
                                   -----      -----     ----          ------
      Total Capitalization         4,249      2,046       -            6,295
Current Liabilities                  796        329     (27)(A,R)      1,098
Deferred Credits and Other
  Liabilities                      2,107      1,099      (9)(A,B)      3,197
                                   -----      -----     ----          ------
  Total Capitalization and
    Liabilities                   $7,152     $3,474    $(36)         $10,590
                                   =====      =====     ====          ======

                 COMBINED PRO FORMA CONDENSED INCOME STATEMENTS
                     OF CLEVELAND ELECTRIC AND TOLEDO EDISON
                                   (Unaudited)
                              (Millions of Dollars)


                                           Year Ended December 31, 1996
                                 ---------------------------------------------
                                     Historical
                                 ------------------
                                 Cleveland   Toledo   Adjust-        Pro Forma
                                 Electric    Edison   ments           Totals
                                 ---------   ------   -------        ---------
Operating Revenues                $1,790     $ 897     $(133)(C,R)     $2,554
Operating Expenses                 1,431       741      (134)(C,D,R)    2,038
                                   -----      ----      ----            -----
  Operating Income                   359       156         1              516
Nonoperating (Loss)                   (2)       (4)       (2)(D,E)         (8)
                                   -----      ----      ----            -----
  Income Before Interest Charges     357       152        (1)             508
Interest Charges                     240        95        (1)(E)          334
                                   -----      ----      -----           -----
  Net Income                         117        57         -              174
Preferred Dividend Requirements       39        17         -               56
                                   -----      ----      ----            -----
Earnings Available for Common
  Stock                           $   78     $  40     $   -           $  118
                                   =====      ====      ====            =====

                                           Year Ended December 31, 1995
                                 ---------------------------------------------
                                     Historical
                                 ------------------
                                 Cleveland   Toledo   Adjust-        Pro Forma
                                 Electric    Edison   ments           Totals
                                 --------    ------   ------         ---------
Operating Revenues                $1,769     $ 874    $(127) (C,R)    $2,516
Operating Expenses                 1,371       686     (129) (C,D,R)   1,928
                                   -----      ----     -----           -----
  Operating Income                   398       188        2              588
Nonoperating Income                   31        19       (2) (D)          48
                                   -----      ----     -----           -----
  Income Before Interest Charges     429       207         -             636
Interest Charges                     245       110         -             355
                                   -----      ----     -----           -----
  Net Income                         184        97         -             281
Preferred Dividend Requirements       43        18         -              61
                                   -----      ----     -----           -----
Earnings Available for Common
  Stock                           $  141     $  79     $   -          $  220
                                   =====      ====      ====             ===

                                           Year Ended December 31, 1994
                                 ---------------------------------------------
                                     Historical
                                 ------------------
                                 Cleveland   Toledo   Adjust-        Pro Forma
                                 Electric    Edison   ments           Totals
                                 ---------   ------   ------         ---------
Operating Revenues                $1,698     $ 865     $(141)(C)       $2,422
Operating Expenses                 1,302       685      (143)(C,D)      1,844
                                   -----      ----      ----            -----
  Operating Income                   396       180         2              578
Nonoperating Income                   31        17        (2)(D,E,R)       46
                                   -----      ----      ----            -----
  Income Before Interest Charges     427       197         -              624
Interest Charges                     242       115        (1)(E)          356
                                   -----      ----      ----            -----
  Net Income                         185        82         1              268
Preferred Dividend Requirements       45        20         1 (R)           66
                                   -----      ----      ----            -----
Earnings Available for Common
  Stock                           $  140     $  62     $   -           $  202
                                   =====      ====      ====            =====

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

                                  EXHIBIT INDEX
                                  -------------


The exhibits designated with an asterisk (*) are filed herewith. The exhibits not so designated have previously been filed with the SEC in the file indicated in parenthesis following the description of such exhibits and are incorporated herein by reference. An exhibit designated with a pound sign (#) is a management contract or compensatory plan or arrangement.

                                 COMMON EXHIBITS
                                 ---------------

(The following documents are exhibits to the reports of Centerior Energy, Cleveland Electric and Toledo Edison.)

Exhibit Number                          Document
--------------                          --------

2(a) Agreement and Plan of Merger between Ohio Edison and Centerior Energy dated as of September 13, 1996 (Exhibit
                    (2)-1, Form S-4 File No. 333-21011, filed by FirstEnergy).

2(b) Merger Agreement by and among Centerior Acquisition Corp., FirstEnergy and Centerior (Exhibit (2)-3, Form S-4 File No. 333-21011, filed by FirstEnergy).

4 Rights Agreement (Exhibit 4, June 25, 1996 Form 8-K, File Nos. 1-9130, 1-2323 and 1-3583).

10b(1)(a)           CAPCO Administration Agreement dated November 1, 1971, as
                    of September 14, 1967, among the CAPCO Group members re-garding the organization and procedures for implementing the objectives of the CAPCO Group (Exhibit 5(p), Amendment
                    No. 1, File No. 2-42230, filed by Cleveland Electric).

10b(1)(b)           Amendment No. 1, dated January 4, 1974, to CAPCO Adminis-
                    tration Agreement among the CAPCO Group members (Exhibit
                    5(c)(3), File No. 2-68906, filed by Ohio Edison).

10b(2) CAPCO Transmission Facilities Agreement dated November 1, 1971, as of September 14, 1967, among the CAPCO Group members regarding the installation, operation and mainte-nance of transmission facilities to carry out the objec-tives of the CAPCO Group (Exhibit 5(q), Amendment No. 1, File No. 2-42230, filed by Cleveland Electric).

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

Exhibit Number                          Document
--------------                          --------

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
                    File No. 33-20128, filed by Cleveland Electric and Toledo
                    Edison).

Exhibit Number                          Document
--------------                          --------

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

Exhibit Number                          Document
--------------                          --------

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

10d(8)(a)           Form of Participation Agreement dated as of September 30,
                    1987 among the Owner Participant named therein, the Origi-nal Loan Participants listed in Schedule II thereto, as Original Loan Participants, CTC Mansfield Funding Corpora-tion, Meridian Trust Company, as Owner Trustee, IBJ
                    Schroder Bank & Trust Company, as Indenture Trustee, and
                    Cleveland Electric and Toledo Edison, as Lessees (Exhibit
                    28(a), File No. 33-20128, filed by Cleveland Electric and
                    Toledo Edison).

10d(8)(b)           Form of Amendment No. 1 to the Participation Agreement
                    constituting Exhibit 10d(8)(a) above (Exhibit 28(b), File
                    No. 33-20128, filed by Cleveland Electric and Toledo
                    Edison).

10d(9) Form of Ground Lease dated as of September 15, 1987 between Toledo Edison, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with the Owner Participant named therein, Tenant (Exhibit 28(e), File No. 33-18755, filed by Cleveland Electric and Toledo Edison).

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

Exhibit Number                          Document
--------------                          --------

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

Exhibit Number                          Document
--------------                          --------

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

10e(1)             #Centerior Energy Corporation Equity Compensation Plan
                    (Exhibit 99, Form S-8, File No. 33-59635).

99a Financial Statements of the Centerior Energy Corporation Employee Savings Plan for the fiscal year ended December 31, 1996 (to be filed by amendment).

                            CENTERIOR ENERGY EXHIBITS
                            -------------------------

Exhibit Number                          Document
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

27 (CEC)           *Financial Data Schedule for the period ended
                    December 31, 1996.

                           CLEVELAND ELECTRIC EXHIBITS
                           ---------------------------

Exhibit Number                          Document
--------------                          --------

3a Amended Articles of Incorporation of Cleveland Electric, as amended, effective May 28, 1993 (Exhibit 3a, 1993 Form 10-K, File No. 1-2323).

3b Regulations of Cleveland Electric, dated April 29, 1981, as amended effective October 1, 1988 and April 24, 1990 (Exhibit 3b, 1990 Form 10-K, File No. 1-2323).

Exhibit Number                          Document
--------------                          --------

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
4b(34)              September 1, 1982 (Exhibit 4(a)(1), September 30, 1982
                    Form 10-Q, File No. 1-2323).

Exhibit Number                          Document
--------------                          --------

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
4b(61)              August 1, 1990 (Exhibit 4(b), September 30, 1990 Form
                    10-Q, File No. 1-2323).

Exhibit Number                          Document
--------------                          --------

4b(62)              May 1, 1991 (Exhibit 4(a), June 30, 1991 Form 10-Q, File
4b(63)              May 1, 1992 (Exhibit 4(a)(3), File No. 33-48845).
4b(64)              July 31, 1992 (Exhibit 4(a)(3), File No. 33-57292).
                    No. 1-2323).
4b(65)              January 1, 1993 (Exhibit 4b(65), 1992 Form 10-K, File No.
                    1-2323).
4b(66)              February 1, 1993 (Exhibit 4b(66), 1992 Form 10-K, File No.
                    1-2323).
4b(67)              May 20, 1993 (Exhibit 4(a), July 14, 1993 Form 8-K, File
                    No. 1-2323).
4b(68)              June 1, 1993 (Exhibit 4(b), July 14, 1993 Form 8-K, File
                    No. 1-2323).
4b(69)              September 15, 1994 (Exhibit 4(a), September 30, 1994
                    Form 10-Q, File No. 1-2323).
4b(70)              May 1, 1995 (Exhibit 4(a), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
4b(71)              May 2, 1995 (Exhibit 4(b), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
4b(72)              June 1, 1995 (Exhibit 4(c), September 30, 1995 Form 10-Q,
                    File No. 1-2323).
4b(73)              July 15, 1995 (Exhibit 4b(73), 1995 Form 10-K, File No.
                    1-2323).
4b(74)              August 1, 1995 (Exhibit 4b(74), 1995 Form 10-K, File No.
                    1-2323).

4c Open-End Subordinate Indenture of Mortgage between The Cleveland Electric Illuminating Company and Bank One, Columbus, N.A., as Trustee, Dated as of June 1, 1994 (Exhibit 4(a), August 26, 1994 Form 8-K, File No. 1-2323).

21 (CEI)           *List of Subsidiaries.

23a (CEI)          *Consent of Independent Accountants.

23b (CEI)          *Consent of Counsel for Cleveland Electric.

24 (CEI)           *Powers of Attorney of Cleveland Electric directors and
                    officers required to sign the Report.

27 (CEI)           *Financial Data Schedule for the period ended
                    December 31, 1996.

                             TOLEDO EDISON EXHIBITS
                             ----------------------

Exhibit Number                          Document
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
4b(31)              March 1, 1986 (Exhibit 4b(31), 1986 Form 10-K, File No.
                    1-3583).

Exhibit Number                          Document
--------------                          --------

4b(32)              October 15, 1987 (Exhibit 4, September 30, 1987 Form 10-Q,
                    File No. 1-3583).
4b(33)              September 15, 1988 (Exhibit 4b(33), 1988 Form 10-K, File
                    No. 1-3583).
4b(34)              June 15, 1989 (Exhibit 4b(34), 1989 Form 10-K, File No.
                    1-3583).
4b(35)              October 15, 1989 (Exhibit 4b(35), 1989 Form 10-K, File No.
                    1-3583).
4b(36)              May 15, 1990 (Exhibit 4, June 30, 1990 Form 10-Q, File No.
                    1-3583).
4b(37)              March 1, 1991 (Exhibit 4(b), June 30, 1991 Form 10-Q, File
                    No. 1-3583).
4b(38)              May 1, 1992 (Exhibit 4(a)(3), File No. 33-48844).
4b(39)              August 1, 1992 (Exhibit 4b(39), 1992 Form 10-K, File No.
                    1-3583).
4b(40)              October 1, 1992 (Exhibit 4b(40), 1992 Form 10-K, File No.
                    1-3583).
4b(41)              January 1, 1993 (Exhibit 4b(41), 1992 Form 10-K, File No.
                    1-3583).
4b(42)              September 15, 1994 (Exhibit 4(b), September 30, 1994 Form
                    10-Q, File No. 1-3583).
4b(43)              May 1, 1995 (Exhibit 4(d), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
4b(44)              June 1, 1995 (Exhibit 4(e), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
4b(45)              July 14, 1995 (Exhibit 4(f), September 30, 1995 Form 10-Q,
                    File No. 1-3583).
4b(46)              July 15, 1995 (Exhibit 4(g), September 30, 1995 Form 10-Q,
                    File No. 1-3583).

4c Open-End Subordinate Indenture of Mortgage between The Toledo Edison Company and Bank One, Columbus, N.A., as Trustee, Dated as of June 1, 1994 (Exhibit 4(b), August 26, 1994 Form 8-K, File No. 1-3583).

24 (TE)            *Powers of Attorney of Toledo Edison directors and officers required to sign the Report.

27 (TE)            *Financial Data Schedule for the period ended
                    December 31, 1996.

Pursuant to Paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrants have not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the applicable Registrant and its subsidiaries on a consolidated basis, but each hereby agrees to furnish to the Securities and Exchange Commission on request any such instruments.

Pursuant to Rule 14a-3(b)(10) under the Securities Exchange Act of 1934, copies of exhibits filed by the Registrants with this Form 10-K will be furnished by the Registrants to share owners upon written request and upon receipt in advance of the aggregate fee for preparation of such exhibits at a rate of $.25 per page, plus any postage or shipping expenses which would be incurred by the Registrants.