Form 10-Q
period 1997-03-31
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1997-05-15
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
               For the quarterly period ended March 31, 1997

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

Yes   X       No


     On May 9, 1997, there were 148,025,928 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.


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

Centerior Energy has made forward-looking statements in this Form 10-Q which statements are subject to risks and uncertainties, including the impact on the Companies if: (1) competitive pressure in the electric utility industry increases significantly;(2) state and federal regulatory initiatives are implemented that increase competition, threaten costs and investment recovery and impact dividends or rate structures; or (3) general economic conditions, either nationally or in the area in which the combined company will be doing business are less favorable than expected.
































                                     -i-







 TABLE OF CONTENTS




                                                                    Page
PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiary The Toledo Edison Company

              Notes to the Financial Statements  (Unaudited)          1

          Centerior Energy Corporation and Subsidiaries

             Income Statement                                         4
             Balance Sheet                                            5
             Cash Flows                                               6
             Management's Discussion and Analysis of Financial        7
               Condition and Results of Operations

        The Cleveland Electric Illuminating Company and Subsidiary

             Income Statement                                         9
             Balance Sheet                                           10
             Cash Flows                                              11
             Management's Discussion and Analysis of Financial       12
               Condition and Results of Operations

        The Toledo Edison Company

             Income Statement                                        14
             Balance Sheet                                           15
             Cash Flows                                              16
             Management's Discussion and Analysis of Financial       17
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                     Security-Holders                                19
          Item 5.  Other Information                                 20
          Item 6.  Exhibits and Reports on Form 8-K                  22


Signatures                                                           23

Exhibit Index                                                        24










                                     -ii-




CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY,
AND THE TOLEDO EDISON COMPANY
(UNAUDITED)

NOTES TO THE FINANCIAL STATEMENTS

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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at March 31, 1997 and results of operations and cash flows for the three months ended March 31, 1997 and 1996 have been included. All such adjustments were normal recurring adjustments, except for the write-down of inactive production facilities in the first quarter of 1996 discussed in Note 6.

A new Statement of Position issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants, Inc. effective January 1, 1997 provides guidance on the recognition and disclosure of environmental remediation liabilities. The Companies' adoption of this statement in 1997 did not materially affect their results of operations or financial positions.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available to fund Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. Cleveland Electric has since 1993 declared and paid preferred and common stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, Cleveland Electric had a deficit in its retained earnings. From 1993 through 1996, Toledo Edison declared and paid preferred stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, Toledo Edison had a deficit in its retained earnings from 1993 through November 1996. Toledo Edison also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which mature in August 1997) that requires common stock dividends to be paid out of its total balance of retained earnings. At March 31, 1997, Toledo Edison's total retained earnings were $10 million. At March 31, 1997, Cleveland Electric and Toledo Edison had $120.4 million and $227.7 million, respectively, of appropriated retained earnings for the payment of dividends. See "Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity" contained in Item 7 of the 1996 Form 10-K for a discussion of a Federal Energy Regulatory Commission (FERC) audit issue regarding the declaration and payment of dividends.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the three months ended March 31, 1997 and 1996 were as follows:

                             1997        1996
     Paid February 15        $.20        $.20
     Paid May 15              .20         .20

Common stock cash dividends declared by Cleveland Electric during the three months ended March 31, 1997 and 1996 were as follows:

                           1997        1996
                              (millions)
     Paid in February     $29.6       $29.6

Toledo Edison did not declare any common stock dividends during the three months ended March 31, 1997 and 1996.

(4)  Financing Activity

During the three months ended March 31, 1997, the Operating Companies redeemed preferred stock and debt securities as follows:

Cleveland Electric

Mandatory redemptions consisted of $15 million of Serial Preferred Stock, $9.125 Series N.

Toledo Edison

Mandatory redemptions consisted of $8 million of notes secured by subordinated mortgage collateral.

(5)  Short-Term Borrowing Arrangements

In May 1997, Centerior Energy renewed a $125 million revolving credit facility until May 7, 1998 on the same terms as the existing agreement. Centerior Energy and the Service Company may borrow under the facility, with all borrowings jointly and severally guaranteed by the Operating Companies. Centerior Energy plans to transfer any of its borrowed funds to the Operating Companies. There have not been any borrowings under the facility.

(6)  Write-down of Inactive Production Facilities

In the first quarter of 1996, Toledo Edison wrote down the net book value of two inactive production facilities, $11.3 million, to "Other Income and Deductions, Net" resulting in nonoperating losses for Toledo Edison and Centerior Energy for that period. The net write-down was $7.2 million after taxes or, for Centerior Energy, $.05 per common share. The write-down resulted from a decision that the facilities were no longer expected to provide revenues.


(7)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1996 Form 10-K and "Part II, Item 5. Other
Information" in this Quarterly Report on Form 10-Q.

In September 1996, Centerior Energy and Ohio Edison Company (Ohio Edison) entered into an agreement and plan of merger to form a new holding company, FirstEnergy Corp. (FirstEnergy). On March 27, 1997, Centerior Energy and Ohio Edison common stock share owners approved the merger. Various aspects of the merger are subject to the approval of the FERC and other regulatory authorities.

FirstEnergy plans to account for the merger as a purchase in accordance with generally accepted accounting principles. If FirstEnergy elects to apply, or "push down", the effects of purchase accounting to the financial statements of the Operating Companies, Cleveland Electric would record adjustments to: (1) reduce the carrying value of its nuclear generating plant by $880 million to fair value; (2) recognize goodwill of $675 million; (3) reduce its common stock equity by $258 million; (4) reset its retained earnings to zero; and (5) reduce its related deferred federal income tax liability by $308 million; and Toledo Edison would record adjustments to: (1) reduce the carrying value of its nuclear generating plant by $370 million to fair value; (2) recognize goodwill of $307 million; (3) reduce its common stock equity by $124 million; (4) reset its retained earnings to zero; and (5) reduce its related deferred federal income tax liability by $130 million.
These amounts reflect FirstEnergy's estimates of the pro forma adjustments for the Operating Companies as of December 31, 1996. The actual adjustments to be recorded could be materially different from the estimates. FirstEnergy has not decided whether to push down the effects of purchase accounting to the financial statements of the Operating Companies if the Ohio Edison-Centerior Energy merger is completed.













CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
INCOME STATEMENT
 (Unaudited)
(Thousands, Except Per Share Amounts)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997         1996
                                                          --------     --------
OPERATING REVENUES                                      $ 611,608    $ 605,255


OPERATING EXPENSES
  Fuel and Purchased Power                                121,831      114,984
  Other Operation and Maintenance                         142,584      155,905
  Generation Facilities Rental Expense, Net                39,853       39,853
  Depreciation and Amortization                            77,111       73,232
  Taxes, Other Than Federal Income Taxes                   79,614       83,952
  Amortization of Deferred Operating Expenses, Net         10,858       10,543
  Federal Income Taxes                                     27,366       17,993
                                                          --------     --------
    Total Operating Expenses                              499,217      496,462
                                                          --------     --------
OPERATING INCOME                                          112,391      108,793

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         658          911
  Other Income and Deductions, Net                         (5,827)      (6,460)
  Federal Income Taxes - Credit (Expense)                     (30)       1,915
                                                          --------     --------
    Total Nonoperating Income (Loss)                       (5,199)      (3,634)
                                                          --------     --------
INCOME BEFORE INTEREST CHARGES                            107,192      105,159

INTEREST CHARGES
  Long-Term Debt                                           76,503       83,318
  Short-Term Debt                                           1,648        1,876
  Allowance for Borrowed Funds Used During Construction      (563)        (843)
                                                          --------     --------
    Net Interest Charges                                   77,588       84,351
                                                          --------     --------
INCOME AFTER INTEREST CHARGES                              29,604       20,808

  Preferred Dividend Requirements of Subsidiaries          13,507       14,235
                                                          --------     --------
NET INCOME                                              $  16,097    $   6,573
                                                          ========     ========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                148,026      148,028
                                                          ========     ========
EARNINGS PER COMMON SHARE                               $     .11    $     .04
                                                          ========     ========


The accompanying notes as they relate to Centerior Energy are an integral part of this statement.









































CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
BALANCE SHEET
 (Thousands)


                                                                March 31,        December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,893,144      $  9,867,193
  Accumulated Depreciation and Amortization                    (3,352,310)       (3,272,158)
                                                               -----------       -----------
                                                                6,540,834         6,595,035
  Construction Work In Progress                                    90,505            78,669
                                                               -----------       -----------
                                                                6,631,339         6,673,704
  Nuclear Fuel, Net of Amortization                               168,125           189,148
  Other Property, Less Accumulated Depreciation                    87,142            89,291
                                                               -----------       -----------
                                                                6,886,606         6,952,143

CURRENT ASSETS
  Cash and Temporary Cash Investments                             144,907           138,068
  Amounts Due from Customers and Others, Net                      165,367           212,680
  Materials and Supplies, at Average Cost
   Owned                                                           82,906            84,846
   Under Consignment                                               34,492            34,039
  Taxes Applicable to Succeeding Years                            215,913           249,961
  Other                                                            21,339            24,283
                                                               -----------       -----------
                                                                  664,924           743,877

REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             2,262,719         2,277,083
  Nuclear Plant Decommissioning Trusts                            152,885           139,667
  Investment in Partnership                                        25,327            23,245
  Other                                                            82,336            74,187
                                                               -----------       -----------
                                                                2,523,267         2,514,182
                                                               -----------       -----------
                                                             $ 10,074,797      $ 10,210,202
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,943,536      $  1,986,855
  Preferred Stock
   With Mandatory Redemption Provisions                           189,473           189,473
   Without Mandatory Redemption Provisions                        448,325           448,325
  Long-Term Debt                                                3,444,352         3,444,241
                                                               -----------       -----------
                                                                6,025,686         6,068,894

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           173,239           196,033
  Current Portion of Lease Obligations                             84,371            87,836
  Accounts Payable                                                100,518           138,005
  Accrued Taxes                                                   321,153           389,014
  Accrued Interest                                                 85,245            74,826
  Dividends Declared                                               43,336            13,977
  Other                                                            64,934            72,653
                                                               -----------       -----------
                                                                  872,796           972,344
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              248,592           251,547
  Accumulated Deferred Federal Income Taxes                     1,887,576         1,876,924
  Unamortized Gain from Bruce Mansfield Plant Sale                468,753           474,757
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                       138,026           137,956
  Nuclear Fuel Lease Obligations                                  106,860           122,655
  Retirement Benefits                                             184,704           183,571
  Other                                                           141,804           121,554
                                                               -----------       -----------
                                                                3,176,315         3,168,964
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $ 10,074,797      $ 10,210,202
                                                               ===========       ===========

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.








CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
CASH FLOWS
(Unaudited)
(Thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                             1997        1996
                                                                           --------  ---------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                    $16,097      $6,573
                                                                           --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                77,111      73,232
                Deferred Federal Income Taxes                                10,467      18,601
                Deferred Fuel                                                10,264      (2,016)
                Leased Nuclear Fuel Amortization                             22,853      20,688
                Amortization of Deferred Operating Expenses, Net             10,858      10,543
                Allowance for Equity Funds Used During Construction            (658)       (911)
                Changes in Amounts Due from Customers and Others, Net        47,313       4,360
                Changes in Materials and Supplies                             1,487       7,524
                Changes in Accounts Payable                                 (37,487)     53,223
                Changes in Working Capital Affecting Operations             (28,169)    (37,707)
                Other Noncash Items                                           6,876     (12,463)
                                                                           --------    --------
                  Total Adjustments                                         120,915     135,074
                                                                           --------    --------
                  Net Cash from Operating Activities                        137,012     141,647

            CASH FLOWS FROM FINANCING ACTIVITIES
              Reacquired Common Stock                                           --           (7)
              Maturities, Redemptions and Sinking Funds                     (23,000)    (44,550)
              Nuclear Fuel Lease Obligations                                (21,067)    (32,163)
              Common Stock Dividends Paid                                   (29,605)    (29,606)
              Premiums, Discounts and Expenses                                  --          (50)
                                                                           --------    --------
                  Net Cash from Financing Activities                        (73,672)   (106,376)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                  (42,961)    (39,700)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                            (563)       (843)
              Contributions to Nuclear Plant Decommissioning Trusts          (5,387)        --
              Investment in Partnership                                      (2,082)        --
              Other Cash Received (Applied)                                  (5,508)      5,348
                                                                           --------    --------
                  Net Cash from Investing Activities                        (56,501)    (35,195)
                                                                           --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                 6,839          76
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD      138,068     179,038
                                                                           --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $144,907    $179,114
                                                                           ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                         $64,000     $68,000
              Federal Income Taxes                                           14,000         --

            The accompanying notes as they relate to Centerior Energy are an integral part of this statement.




















CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1997, the Operating Companies redeemed various securities as discussed in Note 4.

In May 1997, Centerior Energy renewed a $125 million revolving credit facility until May 7, 1998 as discussed in Note 5.

Results of Operations

Factors contributing to the 1% increase in 1997 first quarter operating revenues are shown as follows:

                                      Changes from
                                    First Quarter 1996
         Factors                    Operating Revenues
                                         (millions)

     Base Rates                           $  22.1
     Kilowatt-hour Sales Volume and Mix     (12.6)
     Wholesale Revenues                       5.9
     Fuel Cost Recovery Revenues              0.8
     Miscellaneous Revenues                  (9.8)

     Total                                $   6.4

The increase in first quarter 1997 base rates revenues resulted primarily from the April 1996 rate order issued by The Public Utilities Commission of Ohio (PUCO) for the Operating Companies. Renegotiated contracts for certain large industrial customers of the Operating Companies resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1997 and 1996 first quarter billed electric kilowatt-hour sales are summarized as follows:

            Customer Categories    % Change
            Residential              (0.6)%
            Commercial                1.6
            Industrial                1.7
            Other                    41.5
            Total                     5.5

First quarter 1997 total kilowatt-hour sales increased because of increases in industrial and commercial sales along with a 56% increase in wholesale sales (included in the "Other" category). Industrial sales increased as more sales to large primary metals industry customers (including the new North Star BHP Steel facility) and the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive manufacturers. Commercial sales increased despite milder weather because of a 1.9% increase in the number of commercial customers and greater economic activity. Residential sales declined slightly because of the milder weather. However, weather-normalized residential and commercial sales increased 3.8% and 2.5%, respectively, for the 1997 period.

The increase in first quarter 1997 fuel cost recovery revenues included in customer bills resulted from changes in the weighted average of the fuel cost recovery factors used by the Operating Companies to calculate these revenues.

First quarter miscellaneous revenues in 1997 decreased from the 1996 amount primarily because of the reclassification of certain revenues as credits to operating expenses commencing in the second quarter of 1996 and a first quarter 1997 refund payment related to a canceled generating plant lease agreement.

First quarter operating expenses in 1997 increased 0.6% from the 1996 amount. Higher fuel and purchased power expenses resulted from increased purchased power requirements in the 1997 period. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Federal income taxes increased as a result of higher pretax operating income. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions; a shift of certain payroll expenses to the nonoperating classification for work related to the Ohio Edison-Centerior Energy merger; and the aforementioned reclassification of certain expense reimbursements as credits to operating expenses. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

The first quarter 1997 total nonoperating loss was larger than the first quarter 1996 total nonoperating loss. The first quarter 1997 nonoperating loss resulted primarily from both merger-related expenses and certain costs associated with an accounts receivable securitization. The first quarter 1996 nonoperating loss resulted primarily from Toledo Edison's write-down of two inactive production facilities as discussed in Note 6.

First quarter 1997 interest charges and preferred dividend requirements decreased because of the redemption of securities in 1996.

New Accounting Standards

In February 1997, the Financial Accounting Standards Board (FASB) issued two new statements of financial accounting standards, one for the computation and presentation of earnings per share and one for the disclosure of information about capital structure. Both statements are
effective for year-end     December 31, 1997 reporting.  Centerior
Energy's adoption of the statement for reporting earnings per share in 1997 is not expected to have a material effect on its reporting of earnings per common share. Centerior Energy's adoption of the statement for reporting about capital structure in 1997 will not affect its financial condition.








         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                               INCOME STATEMENT
                                 (Unaudited)
                                 (Thousands)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997        1996
                                                          --------     --------
OPERATING REVENUES                                      $ 431,627    $ 427,526


OPERATING EXPENSES
  Fuel and Purchased Power (1)                            110,530      103,726
  Other Operation and Maintenance                          91,447      105,132
  Generation Facilities Rental Expense, Net                13,892       13,892
  Depreciation and Amortization                            53,297       50,816
  Taxes, Other Than Federal Income Taxes                   56,686       60,010
  Amortization of Deferred Operating Expenses, Net          6,567        6,368
  Federal Income Taxes                                     19,203       11,805
                                                          --------     --------
    Total Operating Expenses                              351,622      351,749
                                                          --------     --------
OPERATING INCOME                                           80,005       75,777

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         327          498
  Other Income and Deductions, Net                         (4,649)       1,649
  Federal Income Taxes - Credit (Expense)                     658         (752)
                                                          --------     --------
    Total Nonoperating Income (Loss)                       (3,664)       1,395
                                                          --------     --------
INCOME BEFORE INTEREST CHARGES                             76,341       77,172

INTEREST CHARGES
  Long-Term Debt                                           54,393       60,160
  Short-Term Debt                                           2,177          692
  Allowance for Borrowed Funds Used During Construction      (459)        (519)
                                                          --------     --------
    Net Interest Charges                                   56,111       60,333
                                                          --------     --------
NET INCOME                                                 20,230       16,839

  Preferred Dividend Requirements                           9,315       10,032
                                                          --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                     $  10,915    $   6,807
                                                          ========     ========

(1)  Includes purchased power expense for
     purchases from Toledo Edison.                      $  28,920    $  26,672


The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.












































THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
BALANCE SHEET
 (Thousands)


                                                                March 31,        December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  6,960,941      $  6,938,535
  Accumulated Depreciation and Amortization                    (2,306,322)       (2,252,321)
                                                               -----------       -----------
                                                                4,654,619         4,686,214
  Construction Work In Progress                                    62,173            56,853
                                                               -----------       -----------
                                                                4,716,792         4,743,067
  Nuclear Fuel, Net of Amortization                               100,764           113,030
  Other Property, Less Accumulated Depreciation                    51,553            53,547
                                                               -----------       -----------
                                                                4,869,109         4,909,644

CURRENT ASSETS
  Cash and Temporary Cash Investments                              26,698            30,273
  Amounts Due from Customers and Others, Net                      146,187           189,547
  Amounts Due from Affiliates                                         347             5,634
  Materials and Supplies, at Average Cost
   Owned                                                           50,777            51,686
   Under Consignment                                               23,497            23,655
  Taxes Applicable to Succeeding Years                            156,147           181,609
  Other                                                            11,416            15,237
                                                               -----------       -----------
                                                                  415,069           497,641
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             1,341,785         1,349,693
  Nuclear Plant Decommissioning Trusts                             83,067            75,573
  Other                                                            60,725            44,980
                                                               -----------       -----------
                                                                1,485,577         1,470,246
                                                               -----------       -----------
                                                             $  6,769,755      $  6,877,531
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,034,701      $  1,044,283
  Preferred Stock
   With Mandatory Redemption Provisions                           186,118           186,118
   Without Mandatory Redemption Provisions                        238,325           238,325
  Long-Term Debt                                                2,441,297         2,441,215
                                                               -----------       -----------
                                                                3,900,441         3,909,941

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           129,874           144,668
  Current Portion of Lease Obligations                             49,266            51,592
  Accounts Payable                                                 57,092            82,694
  Accounts and Notes Payable to Affiliates                        170,966           171,433
  Accrued Taxes                                                   253,143           315,998
  Accrued Interest                                                 60,247            52,487
  Dividends Declared                                                5,692            15,228
  Other                                                            40,156            43,672
                                                               -----------       -----------
                                                                  766,436           877,772
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              174,158           176,130
  Accumulated Deferred Federal Income Taxes                     1,316,529         1,305,601
  Unamortized Gain from Bruce Mansfield Plant Sale                291,993           295,730
  Accumulated Deferred Rents for Bruce Mansfield Plant             99,351            98,767
  Nuclear Fuel Lease Obligations                                   64,968            73,947
  Retirement Benefits                                              74,512            72,843
  Other                                                            81,367            66,800
                                                               -----------       -----------
                                                                2,102,878         2,089,818
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $  6,769,755      $  6,877,531
                                                               ===========       ===========

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.











            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
            CASH FLOWS
            (Unaudited)
            (Thousands)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                         ----------------------
                                                                             1997        1996
                                                                         ----------  ----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                    $20,230     $16,839
	                                                                            --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                53,297      50,816
                Deferred Federal Income Taxes                                10,736      14,388
                Deferred Fuel                                                 7,696      (2,639)
                Leased Nuclear Fuel Amortization                             13,411      11,339
                Amortization of Deferred Operating Expenses, Net              6,567       6,368
                Allowance for Equity Funds Used During Construction            (327)       (498)
                Changes in Amounts Due from Customers and Others, Net        43,360       1,678
                Changes in Materials and Supplies                             1,067       6,643
                Changes in Accounts Payable                                 (25,602)     27,758
                Changes in Working Capital Affecting Operations             (27,289)    (31,665)
                Other Noncash Items                                           2,336      (9,791)
                                                                           --------    --------
                  Total Adjustments                                          85,252      74,397
                                                                           --------    --------
                  Net Cash from Operating Activities                        105,482      91,236

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                     2,781      (5,000)
              Maturities, Redemptions and Sinking Funds                     (15,000)    (15,800)
              Nuclear Fuel Lease Obligations                                (12,450)    (18,194)
              Dividends Paid                                                (39,141)    (39,865)
                                                                           --------    --------
                  Net Cash from Financing Activities                        (63,810)    (78,859)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                  (32,812)    (25,105)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                            (459)       (519)
              Contributions to Nuclear Plant Decommissioning Trusts          (2,928)        --
              Other Cash Received (Applied)                                  (9,048)      3,486
                                                                           --------    --------
                  Net Cash from Investing Activities                        (45,247)    (22,138)
                                                                           --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                (3,575)     (9,761)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       30,273      69,770
                                                                           --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $26,698     $60,009
                                                                           ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                         $47,000     $47,000
              Federal Income Taxes                                            8,300         --

            The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

















THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1997, Cleveland Electric redeemed preferred stock as discussed in Note 4.

Cleveland Electric is a party to a $125 million revolving credit facility which Centerior Energy renewed in May 1997 until May 7, 1998 as discussed in Note 5. Centerior Energy plans to transfer any of its borrowed funds under the facility to the Operating Companies.

Results of Operations

Factors contributing to the 1% increase in 1997 first quarter operating revenues are shown as follows:

                                          Changes from
                                        First Quarter 1996
          Factors                       Operating Revenues
                                             (millions)

      Base Rates                              $  18.7
      Kilowatt-hour Sales Volume and Mix        (15.0)
      Wholesale Revenues                          7.5
      Fuel Cost Recovery Revenues                 2.3
      Miscellaneous Revenues                     (9.4)

      Total                                   $   4.1

The increase in first quarter 1997 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO.
Renegotiated contracts for certain large industrial customers resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1997 and 1996 first quarter billed electric kilowatt-hour sales are summarized as follows:

            Customer Categories   % Change

            Residential               0.5%
            Commercial                1.2
            Industrial               (1.7)
            Other                    78.5
            Total                     8.0

Despite milder weather, first quarter 1997 total kilowatt-hour sales rose as increases in residential and commercial sales along with a 99% increase in wholesale sales (included in the "Other" category) were partially offset by a decline in industrial sales. Weather-normalized residential and commercial sales increased 5.4% and 2.2%, respectively, for the 1997 period. The number of commercial customers at March 31, 1997 was 1.3% above the March 31, 1996 number. Industrial sales decreased primarily because of fewer sales to large automotive manufacturers and steel industry customers.

The increase in fuel cost recovery revenues included in customer bills resulted from a 3% increase in the weighted average of the fuel cost recovery factors used in the first quarter of 1997 to calculate these revenues compared to the 1996 first quarter average.

First quarter miscellaneous revenues in 1997 decreased from the 1996 amount primarily because of the reclassification of certain revenues as credits to operating expenses commencing in the second quarter of 1996 and a first quarter 1997 refund payment related to a canceled generating plant lease agreement.

First quarter operating expenses in 1997 were virtually the same as in 1996. Higher fuel and purchased power expenses resulted from increased purchased power requirements in the 1997 period. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Federal income taxes increased as a result of higher pretax operating income. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions; a shift of certain payroll expenses to the nonoperating classification for work related to the Ohio Edison-Centerior Energy merger; and the aforementioned reclassification of certain expense reimbursements as credits to operating expenses. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

A first quarter 1997 nonoperating loss resulted primarily from both Cleveland Electric's share of merger-related expenses and certain costs associated with an accounts receivable securitization.

First quarter 1997 interest charges and preferred dividend requirements decreased because of the redemption of securities in 1996.

New Accounting Standard

In February 1997, the FASB issued a new statement of financial accounting standards for the disclosure of information about capital structure effective for year-end December 31, 1997 reporting. Cleveland Electric's adoption of the statement in 1997 will not affect its financial condition.


















THE TOLEDO EDISON COMPANY
INCOME STATEMENT
 (Unaudited)
 (Thousands)



                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            1997        1996
                                                          --------     --------
OPERATING REVENUES (1)                                  $ 217,060    $ 210,793


OPERATING EXPENSES
  Fuel and Purchased Power                                 43,314       38,768
  Other Operation and Maintenance                          56,317       56,519
  Generation Facilities Rental Expense, Net                25,961       25,961
  Depreciation and Amortization                            23,814       22,416
  Taxes, Other Than Federal Income Taxes                   22,794       23,853
  Amortization of Deferred Operating Expenses, Net          4,291        4,175
  Federal Income Taxes                                      8,212        6,227
                                                          --------     --------
    Total Operating Expenses                              184,703      177,919
                                                          --------     --------
OPERATING INCOME                                           32,357       32,874

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         332          413
  Other Income and Deductions, Net                           (427)      (9,153)
  Federal Income Taxes - Credit (Expense)                    (225)       3,195
                                                          --------     --------
    Total Nonoperating Income (Loss)                         (320)      (5,545)
                                                          --------     --------
INCOME BEFORE INTEREST CHARGES                             32,037       27,329

INTEREST CHARGES
  Long-Term Debt                                           22,111       23,159
  Short-Term Debt                                           1,190        1,218
  Allowance for Borrowed Funds Used During Construction      (104)        (325)
                                                          --------     --------
    Net Interest Charges                                   23,197       24,052
                                                          --------     --------
NET INCOME                                                  8,840        3,277

  Preferred Dividend Requirements                           4,194        4,204
                                                          --------     --------
EARNINGS (LOSS) AVAILABLE FOR COMMON STOCK              $   4,646    $    (927)
                                                          ========     ========


(1) Includes revenues from bulk power sales
    to Cleveland Electric.                              $  28,920    $  26,672


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.











 THE TOLEDO EDISON COMPANY
BALANCE SHEET
 (Thousands)


                                                                March 31,        December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,932,203      $  2,928,657
  Accumulated Depreciation and Amortization                    (1,045,988)       (1,019,836)
                                                               -----------       -----------
                                                                1,886,215         1,908,821
  Construction Work In Progress                                    26,443            21,479
                                                               -----------       -----------
                                                                1,912,658         1,930,300
  Nuclear Fuel, Net of Amortization                                67,361            76,118
  Other Property, Less Accumulated Depreciation                     8,456             8,460
                                                               -----------       -----------
                                                                1,988,475         2,014,878

CURRENT ASSETS
  Cash and Temporary Cash Investments                              63,416            81,454
  Amounts Due from Customers and Others, Net                       15,948            16,308
  Amounts Due from Affiliates                                     130,574            95,336
  Materials and Supplies, at Average Cost
   Owned                                                           32,127            33,160
   Under Consignment                                               10,994            10,383
  Taxes Applicable to Succeeding Years                             59,766            68,352
  Other                                                             3,628             3,479
                                                               -----------       -----------
                                                                  316,453           308,472
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                               921,175           927,629
  Nuclear Plant Decommissioning Trusts                             69,818            64,093
  Other                                                            39,483            42,408
                                                               -----------       -----------
                                                                1,030,476         1,034,130
                                                               -----------       -----------
                                                             $  3,335,404      $  3,357,480
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    807,883      $    803,237
  Preferred Stock
   With Mandatory Redemption Provisions                             3,355             3,355
   Without Mandatory Redemption Provisions                        210,000           210,000
  Long-Term Debt                                                1,003,055         1,003,026
                                                               -----------       -----------
                                                                2,024,293         2,019,618

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            43,365            51,365
  Current Portion of Lease Obligations                             35,105            36,244
  Accounts Payable                                                 52,987            46,496
  Accounts Payable to Affiliates                                   25,454            30,016
  Accrued Taxes                                                    56,203            72,829
  Accrued Interest                                                 24,998            22,348
  Other                                                            16,437            18,722
                                                               -----------       -----------
                                                                  254,549           278,020
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               74,434            75,417
  Accumulated Deferred Federal Income Taxes                       565,331           565,600
  Unamortized Gain from Bruce Mansfield Plant Sale                176,760           179,027
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                        38,675            39,188
  Nuclear Fuel Lease Obligations                                   41,699            48,491
  Retirement Benefits                                             104,210           102,214
  Other                                                            55,453            49,905
                                                               -----------       -----------
                                                                1,056,562         1,059,842
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $  3,335,404      $  3,357,480
                                                               ===========       ===========

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.








            THE TOLEDO EDISON COMPANY
            CASH FLOWS
            (Unaudited)
            (Thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                         ----------------------
                                                                             1997        1996
                                                                         ----------  ----------

            CASH FLOWS FROM OPERATING ACTIVITIES
              Net Income                                                     $8,840      $3,277
                                                                           --------    --------
              Adjustments to Reconcile Net Income
              to Cash from Operating Activities:
                Depreciation and Amortization                                23,814      22,416
                Deferred Federal Income Taxes                                  (269)      4,403
                Deferred Fuel                                                 2,567         623
                Leased Nuclear Fuel Amortization                              9,442       9,349
                Amortization of Deferred Operating Expenses, Net              4,291       4,175
                Allowance for Equity Funds Used During Construction            (332)       (413)
                Changes in Amounts Due from Customers and Others, Net           360       3,784
                Changes in Materials and Supplies                               422         881
                Changes in Accounts Payable                                   6,491      32,445
                Changes in Working Capital Affecting Operations             (15,042)    (12,698)
                Other Noncash Items                                           4,540      (2,672)
                                                                           --------    --------
                  Total Adjustments                                          36,284      62,293
                                                                           --------    --------
                  Net Cash from Operating Activities                         45,124      65,570

            CASH FLOWS FROM FINANCING ACTIVITIES
              Notes Payable to Affiliates                                       --      (20,950)
              Maturities, Redemptions and Sinking Funds                      (8,000)    (28,750)
              Nuclear Fuel Lease Obligations                                 (8,617)    (13,969)
              Dividends Paid                                                 (4,193)     (4,226)
              Premiums, Discounts and Expenses                                  --          (50)
                                                                           --------    --------
                  Net Cash from Financing Activities                        (20,810)    (67,945)

            CASH FLOWS FROM INVESTING ACTIVITIES
              Cash Applied to Construction                                  (10,149)    (14,595)
              Interest Capitalized as Allowance for Borrowed Funds Used
                During Construction                                            (104)       (325)
              Loans to Affiliates                                           (32,582)        --
              Contributions to Nuclear Plant Decommissioning Trusts          (2,459)        --
              Other Cash Received                                             2,942       3,451
                                                                           --------    --------
                  Net Cash from Investing Activities                        (42,352)    (11,469)
                                                                           --------    --------
            NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (18,038)    (13,844)
            CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       81,454      93,669
                                                                           --------    --------
            CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $63,416     $79,825
                                                                           ========    ========

            Other Payment Information:
              Interest (net of amounts capitalized)                         $19,000     $21,000
              Federal Income Taxes                                            4,300         --

            The accompanying notes as they relate to Toledo Edison are an integral part of this statement.










THE TOLEDO EDISON COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

During the first quarter of 1997, Toledo Edison redeemed notes as discussed in Note 4.

Toledo Edison is a party to a $125 million revolving credit facility which Centerior Energy renewed in May 1997 until May 7, 1998 as discussed in Note 5. Centerior Energy plans to transfer any of its borrowed funds under the facility to the Operating Companies.

Results of Operations

Factors contributing to the 3% increase in 1997 first quarter operating revenues are shown as follows:

                                           Changes from
                                         First Quarter 1996
           Factors                       Operating Revenues
                                             (millions)

       Base Rates                                $  3.4
       Kilowatt-hour Sales Volume and Mix           2.4
       Wholesale Revenues                           2.9
       Fuel Cost Recovery Revenues                 (1.5)
       Miscellaneous Revenues                      (0.9)

       Total                                     $  6.3

The increase in first quarter 1997 base rates revenues resulted primarily from the April 1996 rate order issued by the PUCO.
Renegotiated contracts for certain large industrial customers also resulted in a decrease in base rates which partially offset the effect of the general price increase.

Percentage changes between 1997 and 1996 first quarter billed electric kilowatt-hour sales are summarized as follows:

           Customer Categories    % Change

           Residential               (3.1)%
           Commercial                 2.9
           Industrial                 8.2
           Other                     21.0
           Total                      8.1

First quarter 1997 total kilowatt-hour sales increased because of increases in industrial and commercial sales along with a 26% increase in wholesale sales (included in the "Other" category). Industrial sales growth reflected increased sales to large primary metals, automotive and glass manufacturers and the broad-based, smaller industrial customer group. Industrial sales for the 1997 period included sales to the new North Star BHP Steel facility. Commercial sales increased despite milder weather because of a 3.3% increase in the number of commercial customers and greater economic activity. Residential sales declined because of the milder weather. However, weather-normalized commercial and residential sales increased 3.6% and 0.3%, respectively, for the 1997 period.

The decrease in fuel cost recovery revenues included in customer bills resulted from a 5% decrease in the weighted average of the fuel cost recovery factors used in the first quarter of 1997 to calculate these revenues compared to the 1996 first quarter average.

First quarter operating expenses in 1997 increased 3.8% from the 1996 amount. Higher fuel and purchased power expenses resulted from increased purchased power requirements in the 1997 period. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Federal income taxes increased as a result of higher pretax operating income. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

The first quarter 1997 total nonoperating loss was smaller than the first quarter 1996 total nonoperating loss. The first quarter 1997 nonoperating loss resulted primarily from both Toledo Edison's share of expenses related to the Ohio Edison-Centerior Energy merger and certain costs associated with an accounts receivable securitization. The first quarter 1996 nonoperating loss resulted primarily from the write-down of two inactive production facilities as discussed in Note 6.

First quarter 1997 interest charges and preferred dividend requirements decreased slightly because of the redemption of securities in 1996.

New Accounting Standard

In February 1997, the FASB issued a new statement of financial accounting standards for the disclosure of information about capital structure effective for year-end December 31, 1997 reporting. Toledo Edison's adoption of the statement in 1997 will not affect its financial condition.








PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders

1.  Centerior Energy

    a. A Special Meeting of Centerior Energy's common stock share owners was held on March 27, 1997.

    b.  The only matter submitted to share owners at the Special
        Meeting was for the approval and adoption of an Agreement and Plan of Merger between Ohio Edison and Centerior Energy.

        The vote on this issue was as follows:

                                                            Broker
             For         Against          Abstain          Non-Vote

         112,633,407     2,219,786        935,047       Not Applicable


2.  Centerior Energy

    a. Centerior Energy's Annual Meeting of share owners was held on May 8, 1997.

    b. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for directors as listed in the proxy statement dated April 3, 1997, and all such nominees were elected.

    c. Three matters were submitted to share owners for a vote at the Annual Meeting.

        Issue 1 was the election of 11 directors of Centerior Energy. The vote on this issue was as follows:
                                                             Broker
         Nominee                For          Withheld       Non-Vote

         R. P. Anderson      116,211,692    4,643,968      7,108,921
         A. C. Bersticker    116,326,706    4,528,954      7,108,921
         T. A. Commes        116,397,916    4,457,744      7,108,921
         W. F. Conway        116,246,440    4,609,220      7,108,921
         W. R. Embry         116,141,102    4,714,558      7,108,921
         R. J. Farling       116,097,124    4,758,536      7,108,921
         R. A. Miller        113,866,343    6,989,317      7,108,921
         F. E. Mosier        116,226,823    4,628,837      7,108,921
         Sr. M. M. Reinhard  116,098,360    4,757,301      7,108,921
         R. C. Savage        116,274,966    4,580,694      7,108,921
         W. J. Williams      116,236,011    4,619,649      7,108,921


         Issue 2 was the ratification of the appointment by the Board of Directors of Arthur Andersen LLP as the independent accountants of Centerior Energy, Cleveland Electric and Toledo Edison for 1997.

         The vote on this issue was as follows:
                                                            Broker
               For          Against        Abstain         Non-Vote
            118,514,019    1,254,749      1,086,892       7,108,921

         Issue 3 was a share owner proposal to eliminate all discretionary voting when the individual share owner has not actually voted by marking the proxy card. The vote on this issue was as follows:

                                                            Broker
               For          Against        Abstain         Non-Vote
            15,700,936    79,222,813      4,893,382       28,147,450


3.   Cleveland Electric

     a. In lieu of an Annual Meeting, Cleveland Electric's sole share owner, Centerior Energy (the sole share owner of all 79,590,689 outstanding shares of Cleveland Electric common stock), elected directors of Cleveland Electric through a Written Action of Sole Share Owner on May 8, 1997.

     b.  The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.

4.   Toledo Edison

     a. In lieu of an Annual Meeting, Toledo Edison's sole share owner, Centerior Energy (the sole share owner of all 39,133,887 outstanding shares of Toledo Edison common stock), elected directors of Toledo Edison through a Written Action of Sole Share Owner on May 8, 1997.

     b.  The directors elected pursuant to the Written Action were:

                        Robert J. Farling
                        Murray R. Edelman
                        Fred J. Lange, Jr.

     c. No other matters were addressed in the Written Action in lieu of an Annual Meeting.


Item 5.  Other Information

1.   1996 Rate Order

     For background relating to this topic see "Item 1. Business-
     Electric Rates-1996 Rate Order" in the Companies Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K").

     The City of Cleveland, the Office of the Ohio Consumer's Counsel ("OCC"), the Ohio Council of Retail Merchants, the Empowerment Center of Greater Cleveland, the City of Toledo, the Lucas County Board of Commissioners and Congresswoman Marcy Kaptur filed appeals with the Ohio Supreme Court from the PUCO's April 11, 1996 rate order for the Operating Companies. The Ohio Supreme Court granted the Operating Companies' motions to dismiss the appeals of the Lucas County Board of Commissioners and Congresswoman Marcy Kaptur on November 20, 1996. On April 4, 1997, the OCC filed a motion to stay the appeal because of the Rate Stipulation agreed to by the OCC regarding the FirstEnergy merger, and the Operating Companies filed a memorandum in support of the stay on April 14, 1997. The Ohio Supreme Court granted OCC's motion to stay on April 21, 1997.

2.   Joint Select Committee Hearings

     Ohio's General Assembly has commissioned a Joint Committee to study electric utility deregulation. The Joint Committee is conducting hearings concerning various issues regarding electric utility deregulation and plans to have a report completed by October 1997 to present to the full General Assembly for its consideration. The Operating Companies and other interested parties will be providing testimony on the issues as the hearings continue throughout the summer.

3.   Rachel Transmission Line

     On March 24, 1997, the Ohio Power Siting Board ("OPSB") granted Cleveland Electric a Certificate of Environmental Compatibility and Public Need ("Certificate") to construct its nine-mile "Rachel" 138,000-volt transmission line in Geauga County, Ohio. The transmission line is necessary to provide high-quality and reliable electric service to the general area, which has experienced above average load growth over the last several decades. On April 24, 1997, Citizens for a Better Way filed an Application for Rehearing of the OPSB's decision; however, because the Application for Rehearing was filed late, it is anticipated that the OPSB will not entertain substantive modifications to the Certificate.

4.   Chase Brass

     For background relating to this topic, see "Item 1. Business-Operations-Competitive Conditions-Toledo Edison" in the 1996 Form 10-K.

     Chase Brass & Copper Co., Inc. ("Chase Brass"), a former Toledo Edison customer, and other surrounding businesses and residences in Jefferson Township, Ohio, have sought incorporation as a municipality to be named the Village of Holiday City. The Williams County (Ohio) Board of Commissioners and the Williams County Court of Common Pleas issued an order permitting the area to be incorporated. Toledo Edison previously appealed the Court's order to the Sixth District Court of Appeals, but the Court of Appeals ruled against Toledo Edison, finding a lack of standing. Toledo Edison then appealed to the Ohio Supreme Court. On April 23, 1997, the Ohio Supreme Court denied Toledo Edison's appeal. Toledo Edison does not plan to apply for reconsideration at the Court.

     The new municipality can negotiate with other utilities for electric power. The other businesses in the proposed municipality previously terminated their service with Toledo Edison and are receiving electric service from the Village of Montpelier, one of the consortium now supplying Chase Brass.

5.   Davis-Besse Plant Outage

     The Davis-Besse Nuclear Power Station automatically shut down on Sunday, May 4, 1997, when a fire suppression system on the station's main transformer malfunctioned. Although there was no fire, protective circuitry disconnected the transformer from the electrical system. Safety systems automatically take the plant offline under these conditions. Plant personnel are investigating the cause of the malfunction. It is anticipated that the plant will be back on line by the end of May, 1997. This is the first unplanned shut down at the plant in three years.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     See Exhibit Index following.

b.   Reports on Form 8-K

     During the quarter ended March 31, 1997, Centerior Energy,
     Cleveland Electric and Toledo Edison each filed two Current Reports on Form 8-K with the Securities and Exchange Commission.

     A Form 8-K dated January 28, 1997 and filed that date included one item under "Item 5. Other Events". That item, "Recent Financial Results (Unaudited)", reported Centerior Energy's operating revenues, net income and earnings per share for 1996.

     A Form 8-K dated January 30, 1997 and filed on February 6, 1997 included one item under "Item 5. Other Events". That item, "Rate Reduction and Economic Development Plan", discussed a rate reduction plan approved by the PUCO for the Operating Companies which would take effect upon the consummation of the merger of Centerior Energy with Ohio Edison.

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










Date: May 15, 1997

                                  EXHIBIT INDEX


The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period
                             ended March 31, 1997.


                             CLEVELAND ELECTRIC EXHIBITS

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period
                             ended March 31, 1997.


                             TOLEDO EDISON EXHIBITS

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period
                             ended March 31, 1997.