Form 10-Q
period 1997-06-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1997-08-14
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1997

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

Yes   X       No


     On August 8, 1997, there were 148,024,178 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.

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









                                     -i-





                              TABLE OF CONTENTS




                                                                    Page
PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiary The Toledo Edison Company and Subsidiary

             Notes to the Financial Statements  (Unaudited)           1

          Centerior Energy Corporation and Subsidiaries

             Income Statement                                         5
             Balance Sheet                                            6
             Cash Flows                                               7
             Management's Discussion and Analysis of Financial        8
               Condition and Results of Operations

          The Cleveland Electric Illuminating Company and Subsidiary

             Income Statement                                        12
             Balance Sheet                                           13
             Cash Flows                                              14
             Management's Discussion and Analysis of Financial       15
               Condition and Results of Operations

          The Toledo Edison Company and Subsidiary

             Income Statement                                        19
             Balance Sheet                                           20
             Cash Flows                                              21
             Management's Discussion and Analysis of Financial       22
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                                 25
          Item 6.  Exhibits and Reports on Form 8-K                  26


Signatures                                                           27

Exhibit Index                                                        28







                                     -ii-





               CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
        THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY,
                AND THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at June 30, 1997 and results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996 have been included. All such adjustments were normal recurring adjustments, except for the write-down of inactive production facilities in the first quarter of 1996 discussed in Note 6.

In June 1997, Toledo Edison formed a subsidiary, Toledo Edison Capital Corporation (TECC), to serve as an equity partner in a trust in connection with the financing transaction discussed in Note 4. The subsidiary was capitalized with Toledo Edison having a 90% interest and Cleveland Electric having a 10% interest.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (First Quarter 1997 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.

(2)  Equity Distribution Restrictions

The Operating Companies can make cash available to fund Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. Cleveland Electric has since 1993 declared and paid preferred and common stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, Cleveland Electric had a deficit in its retained earnings. From 1993 through June 1997, Toledo Edison declared and paid preferred stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments,

Toledo Edison had a deficit in its retained earnings from 1993 through November 1996. Toledo Edison also has a provision in its mortgage applicable to approximately $94 million of outstanding first mortgage bonds ($31 million of which matured August 1, 1997) that requires common stock dividends to be paid out of its total balance of retained earnings. At June 30, 1997, Toledo Edison's total retained earnings were $19 million. At June 30, 1997, Cleveland Electric and Toledo Edison had $95.6 million and $236.6 million, respectively, of appropriated retained earnings for the payment of dividends. See "Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity" contained in Item 7 of the 1996 Form 10-K for a discussion of a Federal Energy Regulatory Commission (FERC) audit issue regarding the declaration and payment of dividends.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the six months ended June 30, 1997 and 1996 were as follows:

                                   1997        1996

      Paid February 15             $.20        $.20
      Paid May 15                   .20         .20
      Paid August 15                .20         .20

Common stock cash dividends declared by Cleveland Electric during the six months ended June 30, 1997 and 1996 were as follows:

                                   1997        1996
                                      (millions)

      Paid in February            $29.6       $29.6
      Paid in May                  29.6        46.6

Toledo Edison did not declare any common stock dividends during the six months ended June 30, 1997 and 1996.

(4)  New Financings

In a June 1997 offering (Offering), the Operating Companies pledged $720 million aggregate principal amount of first mortgage bonds due in 2000, 2004 and 2007 to a trust as security for the issuance of a like principal amount of secured notes due in 2000, 2004 and 2007 (Secured Notes). Cleveland Electric pledged $175 million principal amount of 7.19% First Mortgage Bonds due 2000, $280 million principal amount of 7.67% First Mortgage Bonds due 2004 and $120 million principal amount of 7.13% First Mortgage Bonds due 2007, and Toledo Edison pledged $45 million principal amount of 7.19% First Mortgage Bonds due 2000, $70 million principal amount of 7.67% First Mortgage Bonds due 2004 and $30 million principal amount of 7.13% First Mortgage Bonds due 2007. The obligations of the Operating Companies under the Secured Notes are joint and several.

Also in June 1997 in connection with the Offering, the Companies arranged for $155 million of short-term borrowings with variable interest rates (at that time, with a weighted average interest rate of 6.8%). Centerior Energy borrowed $30 million under a $125 million revolving credit facility which was renewed in May 1997. See Note 5 to the financial statements in the First Quarter 1997 Form 10-Q. The Operating Companies also had unsecured borrowings totaling $100 million guaranteed by Centerior Energy, and Centerior Energy had $25 million of unsecured borrowings jointly and severally guaranteed by the Operating Companies. While the $25 million amount is outstanding, Centerior Energy has agreed not to use $25 million of the revolving credit facility.

Using available cash, the short-term borrowings and the net proceeds from the Offering, the Operating Companies invested $906.5 million in the Mansfield Capital Trust (MCT), an unaffiliated business trust, in June 1997. The MCT used these funds to purchase lease notes and redeem all $873.2 million aggregate principal amount of 10-1/4% and 11-1/8% secured lease obligation bonds (SLOBs) due 2003 and 2016 in July 1997. The SLOBs were issued by a special purpose funding corporation in 1988 on behalf of lessors in the Operating Companies' 1987 sale and leaseback transaction for the Bruce Mansfield Generating Plant.

The transaction allows the Operating Companies to capture the benefit of lower interest rates through the spread between (1) the interest rates on the Operating Companies' investments in the MCT and the return on TECC's investment and (2) the cost of funds for the Operating Companies and TECC, resulting in lower annual lease expense for the Operating Companies.

For supplemental information on this transaction, see "1. Refinancing of Mansfield SLOBs" under "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K dated July 8, 1997 (July 8, 1997 Form 8-K).

(5)  Other Financing Activity

During the three months ended June 30, 1997, the Operating Companies also redeemed preferred stock and debt securities as follows:

                          Cleveland Electric

Mandatory redemptions consisted of $3 million of Serial Preferred Stock, $88.00 Series E; $10.7 million of Serial Preferred Stock, $91.50 Series Q; and $0.3 million of tax-exempt notes.

                            Toledo Edison

Mandatory redemptions consisted of $1.7 million of 9-3/8% Cumulative Preferred Stock, $100 par value, and $0.2 million of tax-exempt notes.

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

(7)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1996 Form 10-K; "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q and in the First Quarter 1997 Form 10-Q; and "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K dated June 11, 1997.

In September 1996, Centerior Energy and Ohio Edison Company (Ohio Edison) entered into an agreement and plan of merger to form a new holding company, FirstEnergy Corp. (FirstEnergy). The merger remains subject to the approval of the FERC and the Securities and Exchange Commission. For a discussion of the status of the FERC approval process, see "2. Pending Merger with Ohio Edison" under "Item 5. Other Events" in the July 8, 1997 Form 8-K and "1. Pending Merger with Ohio Edison" under "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q.

                                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                               INCOME STATEMENT
                                                 (Unaudited)
                                     (Thousands, Except Per Share Amounts)



                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                          ---------------------        ---------------------------
                                                            1997         1996               1997            1996
                                                          --------     --------        -----------     -----------
OPERATING REVENUES                                      $ 612,575    $ 608,966       $  1,224,183    $  1,214,221


OPERATING EXPENSES
  Fuel and Purchased Power                                113,720      110,248            235,551         225,232
  Other Operation and Maintenance                         151,820      149,763            294,404         305,668
  Generation Facilities Rental Expense, Net                39,814       39,853             79,667          79,706
  Depreciation and Amortization                            76,740       76,722            153,851         149,954
  Taxes, Other Than Federal Income Taxes                   80,008       83,411            159,622         167,363
  Amortization of Deferred Operating Expenses, Net         10,858       10,868             21,716          21,411
  Federal Income Taxes                                     26,062       21,361             53,428          39,354
                                                          --------     --------        -----------     -----------
    Total Operating Expenses                              499,022      492,226            998,239         988,688
                                                          --------     --------        -----------     -----------
OPERATING INCOME                                          113,553      116,740            225,944         225,533

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         453          788              1,111           1,699
  Other Income and Deductions, Net                         (6,969)        (539)           (12,796)         (6,999)
  Federal Income Taxes - Credit                               446          880                416           2,795
                                                          --------     --------        -----------     -----------
    Total Nonoperating Income (Loss)                       (6,070)       1,129            (11,269)         (2,505)
                                                          --------     --------        -----------     -----------
INCOME BEFORE INTEREST CHARGES                            107,483      117,869            214,675         223,028

INTEREST CHARGES
  Long-term Debt                                           78,168       83,331            154,671         166,649
  Short-term Debt                                           2,031        2,322              3,679           4,198
  Allowance for Borrowed Funds Used During Construction      (263)        (774)              (826)         (1,617)
                                                          --------     --------        -----------     -----------
    Net Interest Charges                                   79,936       84,879            157,524         169,230
                                                          --------     --------        -----------     -----------
INCOME AFTER INTEREST CHARGES                              27,547       32,990             57,151          53,798

  Preferred Dividend Requirements of Subsidiaries          13,308       14,042             26,815          28,277
                                                          --------     --------        -----------     -----------
NET INCOME                                              $  14,239    $  18,948       $     30,336    $     25,521
                                                          ========     ========        ===========     ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                148,026      148,027            148,026         148,027
                                                          ========     ========        ===========     ===========
EARNINGS PER COMMON SHARE                               $     .10    $     .13       $        .20    $        .17
                                                          ========     ========        ===========     ===========



The accompanying notes as they relate to Centerior Energy are an integral part of this statement.




                       CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  9,999,234      $  9,867,193
  Accumulated Depreciation and Amortization                    (3,467,146)       (3,272,158)
                                                               -----------       -----------
                                                                6,532,088         6,595,035
  Construction Work In Progress                                    96,773            78,669
                                                               -----------       -----------
                                                                6,628,861         6,673,704
  Nuclear Fuel, Net of Amortization                               162,770           189,148
  Other Property, Less Accumulated Depreciation                    48,943            89,291
                                                               -----------       -----------
                                                                6,840,574         6,952,143

CURRENT ASSETS
  Cash and Temporary Cash Investments                             108,550           138,068
  Amounts Due from Customers and Others, Net                      193,561           212,680
  Materials and Supplies, at Average Cost
   Owned                                                           84,054            84,846
   Under Consignment                                               37,198            34,039
  Taxes Applicable to Succeeding Years                            182,489           249,961
  Other                                                            57,021            24,283
                                                               -----------       -----------
                                                                  662,873           743,877

REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             2,248,339         2,277,083
  Mansfield Capital Trust                                         906,488                --
  Nuclear Plant Decommissioning Trusts                            158,273           139,667
  Investment in Partnership                                        35,327            23,245
  Other                                                            87,555            74,187
                                                               -----------       -----------
                                                                3,435,982         2,514,182
                                                               -----------       -----------
                                                             $ 10,939,429      $ 10,210,202
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,928,170      $  1,986,855
  Preferred Stock
   With Mandatory Redemption Provisions                           174,094           189,473
   Without Mandatory Redemption Provisions                        448,325           448,325
  Long-Term Debt                                                4,132,863         3,444,241
                                                               -----------       -----------
                                                                6,683,452         6,068,894

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           204,339           196,033
  Current Portion of Lease Obligations                             79,696            87,836
  Notes Payable to Banks and Others                               155,000                --
  Accounts Payable                                                129,672           138,005
  Accrued Taxes                                                   306,711           389,014
  Accrued Interest                                                 76,405            74,826
  Dividends Declared                                               44,042            13,977
  Other                                                            66,447            72,653
                                                               -----------       -----------
                                                                1,062,312           972,344
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              245,637           251,547
  Accumulated Deferred Federal Income Taxes                     1,896,246         1,876,924
  Unamortized Gain from Bruce Mansfield Plant Sale                462,710           474,757
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                       141,711           137,956
  Nuclear Fuel Lease Obligations                                  104,733           122,655
  Retirement Benefits                                             185,700           183,571
  Other                                                           156,928           121,554
                                                               -----------       -----------
                                                                3,193,665         3,168,964
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $ 10,939,429      $ 10,210,202
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



                                       CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                                      CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)


                                                                                Six Months Ended
                                                                                     June 30,
                                                                            -----------------------
                                                                                 1997        1996
                                                                            -----------   ---------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                    $30,336     $25,521
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                               153,851     149,954
                    Deferred Federal Income Taxes                                19,071      35,638
                    Deferred Fuel                                                18,891       1,591
                    Leased Nuclear Fuel Amortization                             42,820      35,798
                    Amortization of Deferred Operating Expenses, Net             21,716      21,411
                    Allowance for Equity Funds Used During Construction          (1,111)     (1,699)
                    Changes in Amounts Due from Customers and Others, Net        12,243     (40,574)
                    Changes in Materials and Supplies                            (2,367)      9,103
                    Changes in Accounts Payable                                  (8,333)      1,290
                    Changes in Working Capital Affecting Operations             (52,196)    (56,419)
                    Other Noncash Items                                          15,522     (25,643)
                                                                               --------    --------
                      Total Adjustments                                         220,107     130,450
                                                                               --------    --------
                      Net Cash from Operating Activities                        250,443     155,971

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Bank Loans, Commercial Paper and Other Short-Term Debt        155,000     100,000
                  Secured Note Issues                                           720,000         --
                  Reacquired Common Stock                                           --          (20)
                  Maturities, Redemptions and Sinking Funds                     (38,879)    (94,479)
                  Nuclear Fuel Lease Obligations                                (43,921)    (52,851)
                  Common Stock Dividends Paid                                   (59,210)    (59,211)
                  Premiums, Discounts and Expenses                                  (81)       (474)
                                                                               --------    --------
                      Net Cash from Financing Activities                        732,909    (107,035)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                  (79,265)    (75,305)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                            (826)     (1,617)
                  Contributions to Nuclear Plant Decommissioning Trusts         (10,775)     (5,897)
                  Investment in Mansfield Capital Trust                        (906,488)        --
                  Investment in Partnership                                     (12,082)    (17,000)
                  Other Cash Received (Applied)                                  (3,434)      8,284
                                                                               --------    --------
                      Net Cash from Investing Activities                     (1,012,870)    (91,535)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (29,518)    (42,599)
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD      138,068     179,038
                                                                               --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $108,550    $136,439
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                        $150,000    $165,000
                  Federal Income Taxes                                           14,000       5,200

                The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


                CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First Quarter 1997 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies refinanced high-cost fixed obligations through a lower cost transaction.

During the second quarter of 1997, the Operating Companies redeemed various securities as discussed in Note 5.

Standard & Poor's Ratings Group (S&P) and Moody's Investors Service, Inc. (Moody's) raised the credit ratings for the Operating Companies' securities in July and August 1997, respectively, in anticipation of Centerior Energy's pending merger with Ohio Edison. S&P indicated that, should the merger not be consummated, its prior ratings would be restored. Current credit ratings for the Operating Companies are as follows:

               Securities                         S&P         Moody's

      First Mortgage Bonds                        BB+           Ba1
      Subordinate Debt                            BB-           Ba3
      Preferred Stock                             BB-            b1

In the third quarter of 1997, Cleveland Electric and Toledo Edison plan to refinance with lower-cost securities $180.6 million principal amount and $10.1 million principal amount, respectively, of first mortgage bonds issued as security for certain tax-exempt bonds issued by public authorities.

Additional first mortgage bonds may be issued by the Operating Companies under their respective mortgages on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, each Operating Company may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1997, neither Operating Company would have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. If FirstEnergy elects to apply purchase accounting to the Operating Companies upon completion of Centerior Energy's pending merger with Ohio Edison, each Operating Company's available bondable property would be reduced to below zero.

The Operating Companies expect their foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that they will not need to issue first mortgage bonds, except in connection with planned refinancings.

Results of Operations

Factors contributing to the 0.6% and 0.8% increases in 1997 operating revenues from 1996 for the second quarter and six months, respectively, are shown as follows:

                                                 Changes for Period
                                                 Ended June 30, 1997
                                                 Three         Six
               Factors                           Months       Months
                                                      (millions)

     Kilowatt-hour Sales Volume and Mix           $ 0.7        $ 7.6
     Unbilled Revenues                             13.0         (2.0)
     Wholesale Revenues                             1.8          7.7
     Base Rates                                   (12.7)         4.9
     Fuel Cost Recovery Revenues                   (2.8)        (2.0)
     Miscellaneous Revenues                         3.6         (6.2)
     Total                                        $ 3.6        $10.0

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:

                                                  Changes for Period
                                                  Ended June 30, 1997
                                                  Three         Six
             Customer Categories                  Months       Months

             Residential                          (4.5)%       (2.3)%
             Commercial                           (3.5)        (0.9)
             Industrial                            5.5          3.6
             Other                                12.6         30.2
             Total                                 1.5          3.6

Second quarter 1997 total kilowatt-hour sales increased as increases in industrial and wholesale sales were partially offset by fewer residential and commercial sales. Industrial sales increased as more sales to large primary metals industry customers (including the new North Star BHP Steel facility) and the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive manufacturers. Wholesale sales (included in the "Other" category) increased 26%. Residential and commercial sales declined because of the milder weather in the 1997 period. Weather-normalized residential and commercial sales decreased 1.9% and 2.3%, respectively, for the 1997 period. Kilowatt-hour sales data does not reflect a significant portion of the effect of hot weather in the second half of June 1997 because those sales were not billed by the end of the month. However, the estimated revenues from those sales have been recorded.

Total kilowatt-hour sales increased for the six-month period in 1997 as increases in industrial and wholesale sales were partially offset by fewer residential and commercial sales. Industrial sales increased primarily for the same reasons cited for the second quarter 1997 increase. Wholesale sales increased 46%. Residential and commercial sales declined because of the milder weather in the 1997 period. However, weather-normalized residential and commercial sales increased 1.4% and 0.1%, respectively, for the 1997 period.

Wholesale sales in 1996 were suppressed by soft market conditions and limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The net changes in 1997 base rates revenues resulted from the April 1996 rate order issued by The Public Utilities Commission of Ohio (PUCO) for the Operating Companies and renegotiated contracts for certain large industrial customers of the Operating Companies which resulted in a decrease in base rates for those customers.

The decreases in 1997 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the second quarter of 1997 decreased about 10% for Toledo Edison and increased about 0.3% for Cleveland Electric compared to the weighted average of the respective fuel cost recovery factors used for the second quarter of 1996. The weighted average of the respective fuel cost recovery factors used for the 1997 six-month period decreased about 7% for Toledo Edison and increased about 2% for Cleveland Electric compared to the weighted average of the respective fuel cost recovery factors used for the 1996 six-month period.

Second quarter miscellaneous revenues in 1997 increased from the 1996 amount primarily because of the retroactive effect of a reclassification of certain revenues as credits to operating expenses. The reclassification was recorded in the 1996 second quarter. A significant portion of the six-month decrease in miscellaneous revenues in 1997 related to a canceled generating plant lease agreement for which a refund payment was made in the 1997 first quarter.

Second quarter operating expenses in 1997 increased 1.4% from the 1996 amount. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Federal income taxes increased as a result of higher pretax operating income. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

The second quarter 1997 nonoperating loss resulted primarily from expenses related to the pending merger with Ohio Edison and certain costs associated with an accounts receivable securitization.

Second quarter 1997 interest charges and preferred dividend requirements decreased primarily because of the redemption of securities in 1996 and 1997.

Six-month operating expenses in 1997 increased 1% from the 1996 amount. Fuel and purchased power expenses increased for the same reasons cited for the second quarter 1997 increase in these expenses. Federal income taxes increased as a result of higher pretax operating income. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions. Taxes, other than federal income taxes, decreased for the same reason cited for the second quarter 1997 decrease in these expenses.

The six-month 1997 nonoperating loss resulted primarily from both merger-related expenses and certain costs associated with an accounts receivable securitization. The six-month 1996 nonoperating loss resulted primarily from Toledo Edison's write-down of two inactive production facilities as discussed in Note 6.

Six-month 1997 interest charges and preferred dividend requirements decreased primarily because of the same reason cited for the second quarter 1997 decrease in these charges.

New Accounting Standards

In June 1997, the Financial Accounting Standards Board (FASB) issued two new statements of financial accounting standards, one for the reporting of comprehensive income and one for the disclosures about segments of an enterprise and related information. Both statements are effective for 1998 reporting. The Companies have not completed analyses to determine the effects of adopting the new standards.

                         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)



                                                           Three Months Ended              Six Months Ended
                                                                June 30,                      June 30,
                                                          ---------------------        -------------------------
                                                            1997         1996             1997           1996
                                                          --------     --------        ----------     ----------
OPERATING REVENUES                                      $ 428,246    $ 434,025       $   859,873    $   861,551


OPERATING EXPENSES
  Fuel and Purchased Power (1)                            102,090       98,216           212,620        201,942
  Other Operation and Maintenance                         101,409       99,083           192,856        204,215
  Generation Facilities Rental Expense, Net                13,891       13,891            27,783         27,783
  Depreciation and Amortization                            53,224       53,033           106,521        103,849
  Taxes, Other Than Federal Income Taxes                   57,274       59,750           113,960        119,760
  Amortization of Deferred Operating Expenses, Net          6,567        6,575            13,134         12,943
  Federal Income Taxes                                     16,353       17,565            35,556         29,370
                                                          --------     --------        ----------     ----------
    Total Operating Expenses                              350,808      348,113           702,430        699,862
                                                          --------     --------        ----------     ----------
OPERATING INCOME                                           77,438       85,912           157,443        161,689

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         398          601               725          1,099
  Other Income and Deductions, Net                         (7,031)      (1,016)          (11,680)           633
  Federal Income Taxes - Credit                             1,412        1,034             2,070            282
                                                          --------     --------        ----------     ----------
    Total Nonoperating Income (Loss)                       (5,221)         619            (8,885)         2,014
                                                          --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                             72,217       86,531           148,558        163,703

INTEREST CHARGES
  Long-Term Debt                                           56,211       60,626           110,604        120,786
  Short-Term Debt                                           2,288        1,372             4,465          2,064
  Allowance for Borrowed Funds Used During Construction      (252)        (627)             (711)        (1,146)
                                                          --------     --------        ----------     ----------
    Net Interest Charges                                   58,247       61,371           114,358        121,704
                                                          --------     --------        ----------     ----------
NET INCOME                                                 13,970       25,160            34,200         41,999

  Preferred Dividend Requirements                           9,096        9,813            18,411         19,845
                                                          --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                     $   4,874    $  15,347       $    15,789    $    22,154
                                                          ========     ========        ==========     ==========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                      $  29,454    $  25,908       $    58,374    $    52,580

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.



                      THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                        BALANCE SHEET
                                         (Thousands)


                                                                June 30,         December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  7,053,571      $  6,938,535
  Accumulated Depreciation and Amortization                    (2,400,777)       (2,252,321)
                                                               -----------       -----------
                                                                4,652,794         4,686,214
  Construction Work In Progress                                    67,121            56,853
                                                               -----------       -----------
                                                                4,719,915         4,743,067
  Nuclear Fuel, Net of Amortization                                97,922           113,030
  Other Property, Less Accumulated Depreciation                    14,999            53,547
                                                               -----------       -----------
                                                                4,832,836         4,909,644

CURRENT ASSETS
  Cash and Temporary Cash Investments                              22,126            30,273
  Amounts Due from Customers and Others, Net                      160,110           189,547
  Amounts Due from Affiliates                                       3,160             5,634
  Materials and Supplies, at Average Cost
   Owned                                                           52,453            51,686
   Under Consignment                                               27,028            23,655
  Taxes Applicable to Succeeding Years                            130,591           181,609
  Other                                                            47,530            15,237
                                                               -----------       -----------
                                                                  442,998           497,641
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             1,333,979         1,349,693
  Mansfield Capital Trust                                         569,389                --
  Nuclear Plant Decommissioning Trusts                             85,995            75,573
  Other                                                            72,259            44,980
                                                               -----------       -----------
                                                                2,061,622         1,470,246
                                                               -----------       -----------
                                                             $  7,337,456      $  6,877,531
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,009,866      $  1,044,283
  Preferred Stock
   With Mandatory Redemption Provisions                           172,404           186,118
   Without Mandatory Redemption Provisions                        238,325           238,325
  Long-Term Debt                                                3,011,080         2,441,215
                                                               -----------       -----------
                                                                4,431,675         3,909,941

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           134,874           144,668
  Current Portion of Lease Obligations                             46,329            51,592
  Notes Payable to Banks and Others                                70,000                --
  Accounts Payable                                                 71,373            82,694
  Accounts and Notes Payable to Affiliates                        129,282           171,433
  Accrued Taxes                                                   242,541           315,998
  Accrued Interest                                                 53,932            52,487
  Dividends Declared                                                5,686            15,228
  Other                                                            39,689            43,672
                                                               -----------       -----------
                                                                  793,706           877,772
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              172,186           176,130
  Accumulated Deferred Federal Income Taxes                     1,328,181         1,305,601
  Unamortized Gain from Bruce Mansfield Plant Sale                288,256           295,730
  Accumulated Deferred Rents for Bruce Mansfield Plant            101,750            98,767
  Nuclear Fuel Lease Obligations                                   63,429            73,947
  Retirement Benefits                                              75,750            72,843
  Other                                                            82,523            66,800
                                                               -----------       -----------
                                                                2,112,075         2,089,818
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $  7,337,456      $  6,877,531
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



                                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                                      CASH FLOWS
                                                     (Unaudited)
                                                     (Thousands)



                                                                                Six Months Ended
                                                                                     June 30,
                                                                              ---------------------
                                                                                 1997        1996
                                                                              ---------  ----------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                    $34,200     $41,999
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                               106,521     103,849
                    Deferred Federal Income Taxes                                22,197      22,905
                    Deferred Fuel                                                12,775         (52)
                    Leased Nuclear Fuel Amortization                             25,186      20,338
                    Amortization of Deferred Operating Expenses, Net             13,134      12,943
                    Allowance for Equity Funds Used During Construction            (725)     (1,099)
                    Changes in Amounts Due from Customers and Others, Net        14,965     (35,708)
                    Changes in Materials and Supplies                            (4,140)      7,415
                    Changes in Accounts Payable                                 (11,321)      4,886
                    Changes in Working Capital Affecting Operations             (55,980)    (31,895)
                    Other Noncash Items                                           5,636     (12,856)
                                                                               --------    --------
                      Total Adjustments                                         128,248      90,726
                                                                               --------    --------
                      Net Cash from Operating Activities                        162,448     132,725

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Bank Loans, Commercial Paper and Other Short-Term Debt         70,000     100,000
                  Notes Payable to Affiliates                                   (40,967)     41,411
                  Secured Note Issues                                           575,000         --
                  Maturities, Redemptions and Sinking Funds                     (29,014)    (50,614)
                  Nuclear Fuel Lease Obligations                                (25,861)    (29,533)
                  Dividends Paid                                                (77,952)    (96,388)
                  Premiums, Discounts and Expenses                                  (53)       (249)
                                                                               --------    --------
                      Net Cash from Financing Activities                        471,153     (35,373)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                  (54,261)    (51,455)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                            (711)     (1,146)
                  Contributions to Nuclear Plant Decommissioning Trusts          (5,856)     (3,204)
                  Investment in Mansfield Capital Trust                        (569,389)        --
                  Purchases of Accounts Receivable from Affiliate                   --      (76,326)
                  Other Cash Received (Applied)                                 (11,531)      6,174
                                                                               --------    --------
                      Net Cash from Investing Activities                       (641,748)   (125,957)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                (8,147)    (28,605)
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       30,273      69,770
                                                                               --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $22,126     $41,165
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                        $110,000    $119,000
                  Federal Income Taxes (Refund)                                   8,300      (6,200)

                The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.


         THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First Quarter 1997 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies refinanced high-cost fixed obligations through a lower cost transaction.

During the second quarter of 1997, Cleveland Electric redeemed various securities as discussed in Note 5.

S&P and Moody's raised the credit ratings for Cleveland Electric's securities in July and August 1997, respectively, in anticipation of Centerior Energy's pending merger with Ohio Edison. S&P indicated that, should the merger not be consummated, its prior ratings would be restored. Current credit ratings for Cleveland Electric are as follows:

               Securities                         S&P         Moody's

      First Mortgage Bonds                        BB+           Ba1
      Subordinate Debt                            BB-           Ba3
      Preferred Stock                             BB-            b1

In the third quarter of 1997, Cleveland Electric plans to refinance with lower-cost securities $180.6 million principal amount of first mortgage bonds issued as security for certain tax-exempt bonds issued by public authorities.

Additional first mortgage bonds may be issued by Cleveland Electric under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Cleveland Electric may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1997, Cleveland Electric would not have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. If FirstEnergy elects to apply purchase accounting to Cleveland Electric upon completion of Centerior Energy's pending merger with Ohio Edison, Cleveland Electric's available bondable property would be reduced to below zero.

Cleveland Electric expects its foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that it will not need to issue first mortgage bonds, except in connection with planned refinancings.

Results of Operations

Factors contributing to the 1.3% and 0.2% decreases in 1997 operating revenues from 1996 for the second quarter and six months, respectively, are shown as follows:

                                                Changes for Period
                                                Ended June 30, 1997
                                                Three         Six
           Factors                              Months       Months
                                                    (millions)

    Kilowatt-hour Sales Volume and Mix          $(9.5)       $(8.8)
    Unbilled Revenues                             6.0         (6.0)
    Wholesale Revenues                            1.9          9.4
    Base Rates                                   (6.7)         8.3
    Fuel Cost Recovery Revenues                   0.2          2.5
    Miscellaneous Revenues                        2.3         (7.1)
    Total                                       $(5.8)       $(1.7)

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:

                                                Changes for Period
                                                Ended June 30, 1997
                                                Three         Six
           Customer Categories                  Months       Months
           Residential                           (5.3)%      (2.0)%
           Commercial                            (4.1)       (1.4)
           Industrial                             2.0         0.1
           Other                                 20.3        52.7
           Total                                  0.4         4.4

Second quarter 1997 total kilowatt-hour sales increased slightly as increases in industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased on the strength of increased sales to the broad-based, smaller industrial customer group and large primary metals industry customers, which were partially offset by fewer sales to large automotive manufacturers.
Other sales increased as a 39% increase in wholesale sales was partially offset by fewer sales to public authorities. Residential and commercial sales declined because of a change in the meter reading schedule in June 1997, which reduced the number of days in the billing cycles, and the milder weather in the 1997 period. Weather-normalized residential and commercial sales decreased 3.1% and 3%, respectively, for the 1997 period. Kilowatt-hour sales data does not reflect a significant portion of the effect of hot weather in the second half of June 1997 because those sales were not billed by the end of the month. However, the estimated revenues from those sales have been recorded.

Total kilowatt-hour sales increased for the six-month period in 1997 as increased wholesale sales were partially offset by fewer residential and commercial sales. Industrial sales increased slightly primarily because of increased sales to the broad-based, smaller industrial customer group. Wholesale sales increased 73%. Residential and commercial sales declined because of the milder weather in the 1997 period. On a weather-normalized basis, residential sales increased 1.7% for the 1997 period, while commercial sales decreased 0.4%.

Wholesale sales in 1996 were suppressed by soft market conditions and limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

The net changes in 1997 base rates revenues resulted from the April 1996 rate order issued by the PUCO and renegotiated contracts for certain large industrial customers which resulted in a decrease in base rates for those customers.

The increases in 1997 fuel cost recovery revenues included in customer bills resulted from increases in the fuel cost recovery factors used in 1997 to calculate these revenues compared to those used in 1996. The increases in the weighted averages of the fuel cost recovery factors for 1997 were about 0.3% and 2% for the second quarter and six months, respectively.

Second quarter miscellaneous revenues in 1997 increased from the 1996 amount primarily because of the retroactive effect of a reclassification of certain revenues as credits to operating expenses. The reclassification was recorded in the 1996 second quarter. A significant portion of the six-month decrease in miscellaneous revenues in 1997 related to a canceled generating plant lease agreement for which a refund payment was made in the 1997 first quarter.

Second quarter operating expenses in 1997 increased 0.8% from the 1996 amount. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals. Federal income taxes decreased as a result of lower pretax operating income.

The second quarter 1997 nonoperating loss resulted primarily from both Cleveland Electric's share of expenses related to Centerior Energy's pending merger with Ohio Edison and certain costs associated with an accounts receivable securitization.

Second quarter 1997 interest charges and preferred dividend requirements decreased primarily because of the redemption of securities in 1996 and 1997.

Six-month operating expenses in 1997 increased 0.4% from the 1996 amount. Fuel and purchased power expenses increased for the same reasons cited for the second quarter 1997 increase in these expenses. Federal income taxes increased as a result of higher pretax operating income. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions. Taxes, other than federal income taxes, decreased for the same reason cited for the second quarter 1997 decrease in these expenses.

The six-month 1997 nonoperating loss resulted primarily from both
Cleveland Electric's share of merger-related expenses and certain costs associated with an accounts receivable securitization.

Six-month 1997 interest charges and preferred dividend requirements decreased primarily because of the same reason cited for the second quarter 1997 decrease in these charges.

New Accounting Standards

In June 1997, the FASB issued two new statements of financial accounting standards, one for the reporting of comprehensive income and one for the disclosures about segments of an enterprise and related information. Both statements are effective for 1998 reporting. Cleveland Electric has not completed analyses to determine the effects of adopting the new standards.


                                   THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                               INCOME STATEMENT
                                                 (Unaudited)
                                                 (Thousands)



                                                            Three Months Ended            Six Months Ended
                                                                June 30,                      June 30,
                                                          ---------------------        ---------------------
                                                            1997         1996            1997        1996
                                                          --------     --------        --------     --------
OPERATING REVENUES (1)                                  $ 222,144    $ 210,940       $ 439,204    $ 421,733


OPERATING EXPENSES
  Fuel and Purchased Power                                 44,501       40,652          87,815       79,420
  Other Operation and Maintenance                          55,455       58,244         111,772      114,763
  Generation Facilities Rental Expense, Net                25,923       25,962          51,884       51,923
  Depreciation and Amortization                            23,516       23,689          47,330       46,105
  Taxes, Other Than Federal Income Taxes                   22,601       23,572          45,395       47,425
  Amortization of Deferred Operating Expenses, Net          4,291        4,293           8,582        8,468
  Federal Income Taxes                                      9,780        3,872          17,992       10,099
                                                          --------     --------        --------     --------
    Total Operating Expenses                              186,067      180,284         370,770      358,203
                                                          --------     --------        --------     --------
OPERATING INCOME                                           36,077       30,656          68,434       63,530

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction          54          186             386          599
  Other Income and Deductions, Net                            900          374             473       (8,779)
  Federal Income Taxes - Credit (Expense)                    (601)         115            (826)       3,310
                                                          --------     --------        --------     --------
    Total Nonoperating Income (Loss)                          353          675              33       (4,870)
                                                          --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                             36,430       31,331          68,467       58,660

INTEREST CHARGES
  Long-Term Debt                                           21,956       22,704          44,067       45,863
  Short-Term Debt                                           1,369        1,145           2,559        2,363
  Allowance for Borrowed Funds Used During Construction       (11)        (146)           (115)        (471)
                                                          --------     --------        --------     --------
    Net Interest Charges                                   23,314       23,703          46,511       47,755
                                                          --------     --------        --------     --------
NET INCOME                                                 13,116        7,628          21,956       10,905

  Preferred Dividend Requirements                           4,211        4,229           8,405        8,433
                                                          --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                     $   8,905    $   3,399       $  13,551    $   2,472
                                                          ========     ========        ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                              $  29,454    $  25,908       $  58,374    $  52,580


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.



                        THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                     BALANCE SHEET
                                      (Thousands)


                                                                June 30,         December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,945,663      $  2,928,657
  Accumulated Depreciation and Amortization                    (1,066,369)       (1,019,836)
                                                               -----------       -----------
                                                                1,879,294         1,908,821
  Construction Work In Progress                                    23,883            21,479
                                                               -----------       -----------
                                                                1,903,177         1,930,300
  Nuclear Fuel, Net of Amortization                                64,848            76,118
  Other Property, Less Accumulated Depreciation                     7,003             8,460
                                                               -----------       -----------
                                                                1,975,028         2,014,878

CURRENT ASSETS
  Cash and Temporary Cash Investments                              22,502            81,454
  Amounts Due from Customers and Others, Net                       29,007            16,308
  Amounts Due from Affiliates                                      92,949            95,336
  Materials and Supplies, at Average Cost
   Owned                                                           31,601            33,160
   Under Consignment                                               10,170            10,383
  Taxes Applicable to Succeeding Years                             51,898            68,352
  Other                                                             2,498             3,479
                                                               -----------       -----------
                                                                  240,625           308,472
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                               914,600           927,629
  Mansfield Capital Trust                                         337,099                --
  Nuclear Plant Decommissioning Trusts                             72,277            64,093
  Other                                                            32,669            42,408
                                                               -----------       -----------
                                                                1,356,645         1,034,130
                                                               -----------       -----------
                                                             $  3,572,298      $  3,357,480
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    816,795      $    803,237
  Preferred Stock
   With Mandatory Redemption Provisions                             1,690             3,355
   Without Mandatory Redemption Provisions                        210,000           210,000
  Long-Term Debt                                                1,121,783         1,003,026
                                                               -----------       -----------
                                                                2,150,268         2,019,618

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            69,465            51,365
  Current Portion of Lease Obligations                             33,367            36,244
  Notes Payable to Banks and Others                                30,000                --
  Accounts Payable                                                 44,574            46,496
  Accounts and Notes Payable to Affiliates                         81,964            30,016
  Accrued Taxes                                                    64,849            72,829
  Accrued Interest                                                 22,337            22,348
  Other                                                            17,162            18,722
                                                               -----------       -----------
                                                                  363,718           278,020
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               73,451            75,417
  Accumulated Deferred Federal Income Taxes                       562,474           565,600
  Unamortized Gain from Bruce Mansfield Plant Sale                174,454           179,027
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                        39,960            39,188
  Nuclear Fuel Lease Obligations                                   41,303            48,491
  Retirement Benefits                                             104,332           102,214
  Other                                                            62,338            49,905
                                                               -----------       -----------
                                                                1,058,312         1,059,842
COMMITMENTS AND CONTINGENCIES (Note 7)
                                                               -----------       -----------
                                                             $  3,572,298      $  3,357,480
                                                               ===========       ===========


The accompanying notes as they relate to Toledo Edison are an integral part of this statement.


                                      THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                                     CASH FLOWS
                                                    (Unaudited)
                                                    (Thousands)




                                                                                Six Months Ended
                                                                                     June 30,
                                                                               -------------------
                                                                                 1997        1996
                                                                               ---------  ---------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                    $21,956     $10,905
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                                47,330      46,105
                    Deferred Federal Income Taxes                                (3,126)     13,368
                    Deferred Fuel                                                 6,116       1,643
                    Leased Nuclear Fuel Amortization                             17,634      15,461
                    Amortization of Deferred Operating Expenses, Net              8,582       8,468
                    Allowance for Equity Funds Used During Construction            (386)       (599)
                    Changes in Amounts Due from Customers and Others, Net        (5,103)     (4,461)
                    Sales of Accounts Receivable to Affiliate                       --       76,326
                    Changes in Materials and Supplies                             1,772       1,689
                    Changes in Accounts Payable                                  (1,922)      2,553
                    Changes in Working Capital Affecting Operations              (3,947)    (30,245)
                    Other Noncash Items                                           9,886     (12,787)
                                                                               --------    --------
                      Total Adjustments                                          76,836     117,521
                                                                               --------    --------
                      Net Cash from Operating Activities                         98,792     128,426

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Bank Loans, Commercial Paper and Other Short-Term Debt         30,000         --
                  Notes Payable to Affiliates                                    55,000     (20,950)
                  Secured Note Issues                                           145,000         --
                  Maturities, Redemptions and Sinking Funds                      (9,865)    (43,865)
                  Nuclear Fuel Lease Obligations                                (18,060)    (23,318)
                  Dividends Paid                                                 (8,397)     (8,437)
                  Premiums, Discounts and Expenses                                  (28)       (225)
                                                                               --------    --------
                      Net Cash from Financing Activities                        193,650     (96,795)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                  (25,004)    (23,850)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                            (115)       (471)
                  Loans to Affiliates                                            11,166     (46,411)
                  Contributions to Nuclear Plant Decommissioning Trusts          (4,919)     (2,693)
                  Investment in Mansfield Capital Trust                        (337,099)        --
                  Other Cash Received                                             4,577         397
                                                                               --------    --------
                      Net Cash from Investing Activities                       (351,394)    (73,028)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (58,952)    (41,397)
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       81,454      93,669
                                                                               --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $22,502     $52,272
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                         $44,000     $46,000
                  Federal Income Taxes                                            4,300      10,400

                The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                   THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First Quarter 1997 Form 10-Q. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies refinanced high-cost fixed obligations through a lower cost transaction.

During the second quarter of 1997, Toledo Edison redeemed various securities as discussed in Note 5.

S&P and Moody's raised the credit ratings for Toledo Edison's securities in July and August 1997, respectively, in anticipation of Centerior Energy's pending merger with Ohio Edison. S&P indicated that, should the merger not be consummated, its prior ratings would be restored. Current credit ratings for Toledo Edison are as follows:

               Securities                         S&P         Moody's

        First Mortgage Bonds                        BB+           Ba1
        Subordinate Debt                            BB-           Ba3
        Preferred Stock                             BB-            b1

In the third quarter of 1997, Toledo Edison plans to refinance with lower-cost securities $10.1 million principal amount of first mortgage bonds issued as security for certain tax-exempt bonds issued by public authorities.

Additional first mortgage bonds may be issued by Toledo Edison under its mortgage on the basis of property additions, cash or refundable first mortgage bonds. If the applicable interest coverage test is met, Toledo Edison may issue first mortgage bonds on the basis of property additions and, under certain circumstances, refundable bonds. At June 30, 1997, Toledo Edison would not have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. If FirstEnergy elects to apply purchase accounting to Toledo Edison upon completion of Centerior Energy's pending merger with Ohio Edison, Toledo Edison's available bondable property would be reduced to below zero.

Toledo Edison expects its foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that it will not need to issue first mortgage bonds, except in connection with planned refinancings.

Results of Operations

Factors contributing to the 5.3% and 4.1% increases in 1997 operating revenues from 1996 for the second quarter and six months, respectively, are shown as follows:

                                                Changes for Period
                                                Ended June 30, 1997
                                                Three         Six
             Factors                            Months       Months
                                                     (millions)

     Kilowatt-hour Sales Volume and Mix          $10.2        $16.4
     Unbilled Revenues                             7.0          4.0
     Wholesale Revenues                            4.2          7.1
     Base Rates                                   (6.0)        (3.4)
     Fuel Cost Recovery Revenues                  (3.0)        (4.5)
     Miscellaneous Revenues                       (1.2)        (2.1)
     Total                                       $11.2        $17.5

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:

                                                Changes for Period
                                                Ended June 30, 1997
                                                Three         Six
            Customer Categories                 Months       Months
            Residential                         (2.4)%       (2.8)%
            Commercial                          (1.5)         0.7
            Industrial                          11.9         10.0
            Other                               21.1         21.0
            Total                                9.4          8.7

Second quarter 1997 total kilowatt-hour sales increased primarily because of increased industrial and wholesale sales. Industrial sales increased on the strength of increased sales to large primary metals industry customers (including the new North Star BHP Steel facility) and the broad-based, smaller industrial customer group. Wholesale sales (included in the "Other" category) increased 22%. Residential and commercial sales declined because of the milder weather in the 1997 period. On a weather-normalized basis, residential sales increased 0.9% for the 1997 period. Kilowatt-hour sales data does not reflect a significant portion of the effect of hot weather in the second half of June 1997 because those sales were not billed by the end of the month. However, the estimated revenues from those sales have been recorded.

Total kilowatt-hour sales increased for the six-month period in 1997 primarily because of increased industrial and wholesale sales. Industrial sales growth reflected increased sales to large primary metals, automotive and glass manufacturers and the broad-based, smaller industrial customer group. Wholesale sales increased 24%. While residential sales declined because of the milder weather in the 1997 period, commercial sales increased slightly. Weather-normalized residential and commercial sales increased 0.5% and 1.9%, respectively, for the 1997 period.

Wholesale sales in 1996 were suppressed by soft market conditions and limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

Renegotiated contracts for certain large industrial customers resulted in a decrease in base rates which entirely offset the effect of the general price increase under the April 1996 rate order issued by the PUCO, resulting in decreases in 1997 base rates revenues.

The decreases in 1997 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1997 to calculate these revenues compared to those used in 1996. The decreases in the weighted averages of the fuel cost recovery factors for 1997 were about 10% and 7% for the second quarter and six months, respectively.

Second quarter operating expenses in 1997 increased 3.2% from the 1996 amount. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Federal income taxes increased as a result of higher pretax operating income. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

Second quarter 1997 interest charges and preferred dividend requirements decreased slightly primarily because of the redemption of securities in 1996 and 1997.

Six-month operating expenses in 1997 increased 3.5% from the 1996 amount. Fuel and purchased power expenses increased for the same reasons cited for the second quarter 1997 increase in these expenses. Federal income taxes increased as a result of higher pretax operating income. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Other operation and maintenance expenses and taxes, other than federal income taxes, decreased for the same reasons cited for the second quarter 1997 decreases in these expenses.

The six-month 1996 nonoperating loss resulted primarily from the write-down of two inactive production facilities as discussed in Note 6. Six-month 1997 interest charges and preferred dividend requirements decreased primarily because of the same reason cited for the second quarter 1997 decrease in these charges.

New Accounting Standards

In June 1997, the FASB issued two new statements of financial accounting standards, one for the reporting of comprehensive income and one for the disclosures about segments of an enterprise and related information. Both statements are effective for 1998 reporting. Toledo Edison has not completed analyses to determine the effects of adopting the new standards.

PART II.  OTHER INFORMATION

Item 5.  Other Information

1.   Pending Merger with Ohio Edison

     For additional information relating to this topic, see "Outlook-Pending Merger with Ohio Edison" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Companies' Annual Report on Form 10-K for the year ended December 31, 1996 ("1996 Form 10-K") and "Pending Merger with Ohio Edison" under "Item 5. Other Events" in the Companies' Form 8-K Current Reports dated June 11, 1997 and July 8, 1997.

     On August 8, 1997, Ohio Edison Company and the Companies filed a revised analysis, additional testimony and proposed mitigation measures fully responsive to the FERC's July 16, 1997 Order. While the revised analysis suggests potential anticompetitive effects in certain markets under certain limited circumstances, the Companies believe that the mitigation measures more than adequately address these concerns through a variety of transmission solutions which are intended to ensure that the proposed merger's effects are procompetitive. As a result of the mitigation measures, municipal electric systems in Ohio Edison's and the Companies' service areas will be able to take full advantage of additional third party generation sources made available to them as a result of FirstEnergy's open access transmission tariff. Accordingly, whether or not the FERC grants their separate request to shorten the comment period from 60 to 30 days, the Companies continue to believe the FERC will approve the proposed merger prior to year end.

2.   Conjunctive Electric Service ("CES")

     In December 1996, The Public Utilities Commission of Ohio ("PUCO") ruled that all Ohio electric utilities were required to file tariffs which would provide for a new type of electric service in which various customers could aggregate together and negotiate their electric rates with the utilities. The Operating Companies
     filed their version of a CES tariff on March 31, 1997.   On April
     28, 1997, Cleveland Electric and Toledo Edison, as well as three other Ohio utilities, appealed the PUCO's order to the Ohio Supreme Court. The City of Toledo and Enron Capital and Trade Resources have moved to intervene. The Operating Companies have filed merit briefs asserting that the PUCO is without statutory authority to require utilities to file tariffs which will permit customers to aggregate and negotiate their electric rates with the utilities.

3.   FirstEnergy Rate Plan

     For additional information relating to this topic, see
     "Management's Financial Analysis - Outlook-FirstEnergy Rate Plan" in the Companies' 1996 Form 10-K.

     Various intervenors have filed a motion at the PUCO seeking clarification of the status of the FirstEnergy Rate Plan in light of their assertions that PUCO approval of such plan was conditioned upon an acceptable CES tariff, and that the Operating Companies' CES tariff, discussed in Item 2 above, is unacceptable.
     FirstEnergy and the Operating Companies have responded that the PUCO lacks authority to impose CES tariffs and that the PUCO has not yet determined whether the Operating Companies' filed version of a CES tariff is acceptable.

4.   Plants to be Decommissioned

     On June 24, 1997, Cleveland Electric's Board of Directors authorized the decommissioning later this year of several older coal-fired units with aggregate generating capacity of 266 MW. This capacity can be economically replaced by purchasing power, and the planned decommissioning will not materially adversely affect Cleveland Electric's results of operations.

5.   Ohio Abandons Nuclear Waste Project

     The six-state Midwest Compact Commission has abandoned planning a facility to store low-level radioactive waste from nuclear power plants and other producers. Officials from the compact, which included Ohio, said a facility is no longer needed and would cost too much to build. Disposal sites in South Carolina and Utah are now open to waste generators. The decision has no immediate impact on the Companies' operations or costs, while long-term implications are under study.

6.   New Federal Rules

     For additional information relating to this topic, see
     "Environmental Regulation - Air Quality Control" under "Item 1. Business" in the Companies' 1996 Form 10-K.

     The U.S. Environmental Protection Agency has issued new clean air standards for ozone and fine particulates that could require the Operating Companies to install additional air pollution control equipment and/or switch fuel sources at the Operating Companies' fossil-fueled plants after 2002. Compliance would be required by 2004. The new rules have been challenged in court by trade associations. The PUCO estimates the new rules will cost Ohio utilities approximately $760 million per year, and increase the average cost of electricity by 7%. The Companies are evaluating their options.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     See Exhibit Index following.

b.   Reports on Form 8-K

     During the quarter ended June 30, 1997, Centerior Energy, Cleveland Electric and Toledo Edison each filed one Current Report on Form 8-K with the Securities and Exchange Commission.

     A Form 8-K dated June 11, 1997 and filed June 18, 1997 included one item under "Item 5. Other Events". That item, "Pending Merger with Ohio Edison", reported on agreements reached with the City of Cleveland and American Municipal Power-Ohio and the withdrawal of their opposition to the pending merger of Centerior Energy and Ohio Edison Company.

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










Date: August 14, 1997

                               EXHIBIT INDEX


The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period
                             ended June 30, 1997.


                             CLEVELAND ELECTRIC EXHIBIT

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period
                             ended June 30, 1997.


                             TOLEDO EDISON EXHIBIT

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period
                             ended June 30, 1997.