Form 10-Q
period 1997-09-30
CENTERIOR ENERGY CORP; CLEVELAND ELECTRIC ILLUMINATING CO; TOLEDO EDISON CO
filed 1997-11-13
CIK 774197, 20947, 352049

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


                                 FORM 10-Q


      (Mark One)

      [ X ]    Quarterly report pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997

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

Yes   X       No


     On November 6, 1997, there were 148,024,178 shares of Centerior Energy Corporation Common Stock outstanding. Centerior Energy Corporation is the sole holder of the 79,590,689 shares and 39,133,887 shares of common stock of The Cleveland Electric Illuminating Company and The Toledo Edison Company, respectively, outstanding on that date.





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


                               -i-






                            TABLE OF CONTENTS


                                                                  Page
PART I.  FINANCIAL INFORMATION

          Centerior Energy Corporation and Subsidiaries
          The Cleveland Electric Illuminating Company and Subsidiary The Toledo Edison Company and Subsidiary

         Notes to the Financial Statements  (Unaudited)             1

          Centerior Energy Corporation and Subsidiaries

             Income Statement                                       7
             Balance Sheet                                          8
             Cash Flows                                             9
             Management's Discussion and Analysis of Financial     10
               Condition and Results of Operations

        The Cleveland Electric Illuminating Company and Subsidiary

             Income Statement                                      14
             Balance Sheet                                         15
             Cash Flows                                            16
             Management's Discussion and Analysis of Financial     17
               Condition and Results of Operations

        The Toledo Edison Company and Subsidiary

             Income Statement                                      21
             Balance Sheet                                         22
             Cash Flows                                            23
             Management's Discussion and Analysis of Financial     24
               Condition and Results of Operations

PART II.  OTHER INFORMATION

          Item 5.  Other Information                               27
          Item 6.  Exhibits and Reports on Form 8-K                28


Signatures                                                         29

Exhibit Index                                                      30






                                     -ii-



                   CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES,
            THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY,
                    AND THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                    NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)


(1)  Interim Financial Statements

Until the November 8, 1997 effective date of its merger with Ohio Edison Company (Ohio Edison) into FirstEnergy Corp. (FirstEnergy), as discussed in Note 9, Centerior Energy Corporation (Centerior Energy) was the parent company of Centerior Service Company; two electric utilities, The Cleveland Electric Illuminating Company (Cleveland Electric) and The Toledo Edison Company (Toledo Edison); and three other wholly owned subsidiaries. The two utilities are referred to collectively herein as the "Operating Companies" and individually as an "Operating Company". Centerior Energy, Cleveland Electric and Toledo Edison are referred to collectively herein as the "Companies".

The comparative income statement and balance sheet and the related statement of cash flows of each of the Companies have been prepared from the records of each of the Companies without audit by independent public accountants. In the opinion of management, all adjustments necessary for a fair presentation of financial position at September 30, 1997 and results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996 have been included. All such adjustments were normal recurring adjustments, except for the items discussed in Notes 6, 7 and 8.

These financial statements and notes should be read in conjunction with the financial statements and notes included in the Companies' combined Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997 (First Quarter 1997 Form 10-Q) and the quarter ended June 30, 1997 (Second Quarter 1997 Form 10-Q). These interim period financial results are not necessarily indicative of results for a 12-month period.


(2)  Equity Distribution Restrictions

The Operating Companies can make cash available to fund Centerior Energy's common stock dividends by paying dividends on their respective common stock, which is held solely by Centerior Energy. Federal law prohibits the Operating Companies from paying dividends out of capital accounts. Cleveland Electric has since 1993 declared and paid preferred and common stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, Cleveland Electric had a deficit in its retained earnings. From 1993 through September 1997, Toledo Edison declared and paid preferred stock dividends out of appropriated current net income included in retained earnings. At the times of such declarations and payments, Toledo Edison had a deficit in its retained earnings from 1993 through November 1996. Toledo Edison also has a provision in its mortgage applicable to approximately $63 million of outstanding first mortgage bonds that requires common stock dividends to be paid out of its total balance of retained earnings. At September 30, 1997, Toledo Edison's total retained earnings were $42 million. At September 30, 1997, Cleveland Electric and Toledo Edison had $124.8 million and $259.7 million, respectively, of appropriated retained earnings for the payment of dividends. See "Management's Financial Analysis -- Capital Resources and Liquidity-Liquidity" contained in Item 7 of the 1996 Form 10-K for a discussion of a Federal Energy Regulatory Commission (FERC) audit issue regarding the declaration and payment of dividends.

(3)  Common Stock Dividends

Cash dividends per common share declared by Centerior Energy during the nine months ended September 30, 1997 and 1996 were as follows:

                                             1997        1996

            Paid February 15                 $.20        $.20
            Paid May 15                       .20         .20
            Paid August 15                    .20         .20
            Paid November 15                  .20         .20

For information with respect to an additional cash dividend on Centerior Energy common stock in connection with Centerior Energy's merger with Ohio Edison, see Note 9.

Common stock cash dividends declared by Cleveland Electric during the nine months ended September 30, 1997 and 1996 were as follows:

                                             1997        1996
                                                (millions)

            Paid in February                 $29.6       $29.6
            Paid in May                       29.6        46.6
            Paid in August                    29.6        29.6

Toledo Edison did not declare any common stock dividends during the nine months ended September 30, 1997 and 1996.

(4)  Mansfield Plant Leases

As discussed in Note 4 to the financial statements in the Second Quarter 1997 Form 10-Q, the Operating Companies refinanced high-cost fixed obligations related to their 1987 sale and leaseback transaction for the Bruce Mansfield Generating Plant (Mansfield Plant) through a lower cost transaction in June and July 1997.

At September 30, 1997, future minimum lease payments through the year 2016 under the original operating leases for the Mansfield Plant are $1.454 billion, $0.926 billion and $2.38 billion for Cleveland Electric, Toledo Edison and Centerior Energy, respectively. Amended operating leases which are expected to result in reduced future minimum lease payments are currently being negotiated with the owner participants.

While the lease payments are made semiannually by the Operating Companies, rental expense is accrued on a straight-line basis over the remaining lease term. Once amended lease terms are finalized, rental expense accruals are expected to be at lower annual rates than the applicable amount recorded under the original leases ($70 million, $45 million and $115 million for Cleveland Electric, Toledo Edison and Centerior Energy, respectively).

(5)  Other Financing Activity

During the three months ended September 30, 1997, the Operating
Companies also issued and redeemed preferred stock and debt securities as follows:


                        Cleveland Electric


Cleveland Electric issued $54.6 million principal amount of First Mortgage Bonds, 6.10% Series due 2020-F, as collateral security for the sale by a public authority (water authority) of an equal principal amount of its tax-exempt bonds. The proceeds from the sale of the water authority's bonds were used to refund an equal principal amount of the water authority's tax-exempt bonds that were issued in 1987 with a 9.75% interest rate. In a corresponding transaction, Cleveland Electric's first mortgage bonds securing the water authority's 1987 bonds were defeased.

At the same time, Cleveland Electric also issued $15.9 million principal amount of First Mortgage Bonds, 6.10% Series due 2020-H, as collateral security for the sale by another public authority (air authority) of an equal principal amount of its tax-exempt bonds. The proceeds from the sale of the air authority's bonds were used to refund an equal principal amount of the air authority's tax-exempt bonds that were issued in 1987 with a 9.75% interest rate. In a corresponding transaction, Cleveland Electric's first mortgage bonds securing the air authority's 1987 bonds were defeased.

At the same time, Cleveland Electric also issued $62.56 million principal amount of First Mortgage Bonds, 6.00% Series due 2020-G, as collateral security for the sale by the air authority of an equal principal amount of another series of its tax-exempt bonds. The proceeds from the sale of this series of the air authority's bonds were used to refund equal principal amounts of two series of the air authority's tax-exempt bonds that were issued in 1976 and 1979, each with a 7% interest rate. In a corresponding transaction, Cleveland Electric's first mortgage bonds securing the air authority's 1976 and 1979 bonds were defeased.

Cleveland Electric also issued $47.5 million principal amount of First Mortgage Bonds, Variable Rate Series due 2020-I, as collateral security for the sale by the water authority of an equal principal amount of another series of its tax-exempt bonds. The proceeds from the sale of this series of the water authority's bonds were used to refund an equal principal amount of the water authority's tax-exempt bonds that were issued in 1978 with a 6.2% interest rate. In a corresponding transaction, Cleveland Electric's first mortgage bonds securing the water authority's 1978 bonds were defeased. Principal and interest payments for the new water authority bond issue are supported by an irrevocable, direct-pay letter of credit which expires August 27, 2000.

Mandatory redemptions consisted of $1 million of Serial Preferred Stock, $7.35 Series C, and $0.1 million of first mortgage bonds and pollution control notes.

                          Toledo Edison

Toledo Edison issued $10.1 million principal amount of First Mortgage Bonds, 6.10% Series due 2027, as collateral security for the sale by the air authority of an equal principal amount of its tax-exempt bonds. The proceeds from the sale of the air authority's bonds were used to refund an equal principal amount of the air authority's tax-exempt bonds that were issued in 1987 with a 9.875% interest rate. In a corresponding transaction, Toledo Edison's first mortgage bonds securing the air authority's 1987 bonds were defeased.

Mandatory redemptions were $31.4 million of first mortgage bonds.

(6)  Write-down of an Investment

In the third quarter of 1997, Centerior Energy wrote down the carrying value of an $11.7 million investment with a broker-dealer firm by $10.7 million to "Other Income and Deductions, Net". The net write-down was $6.9 million after taxes or $.05 per common share. For background information on the investment, see "3. Centerior Energy Investment" under "Item 5. Other Events" in the Companies' combined Current Report on Form 8-K/A dated August 27, 1997 (August 27, 1997 Form 8-K/A).

(7)  Sale and Disposal of Materials and Supplies

In the third quarter of 1996, Cleveland Electric, Toledo Edison and Centerior Energy recorded $16.6 million, $6.1 million and $22.7 million charges, respectively, for the disposition of materials and supplies inventory. The sale and disposal of inventory were part of the reengineering of the supply chain process. The charges were recorded to "Other Operation and Maintenance Expenses". The net charges after taxes for Cleveland Electric, Toledo Edison and Centerior Energy were $10.8 million, $4 million and $14.8 million, respectively, or, for Centerior Energy, $.10 per common share.

In the third quarter of 1997, Cleveland Electric, Toledo Edison and Centerior Energy recorded $2.3 million, $1.2 million and $3.5 million charges, respectively, for the disposition of additional materials and supplies inventory as part of the reengineering of the supply chain process. The net charges after taxes for Cleveland Electric, Toledo Edison and Centerior Energy were $1.5 million, $0.8 million and $2.3 million, respectively, or, for Centerior Energy, $.02 per common share.

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

(9)  Merger of Centerior Energy and Ohio Edison in November 1997

In September 1996, Centerior Energy and Ohio Edison entered into an agreement and plan of merger to form a new holding company, FirstEnergy. FirstEnergy received approvals for the merger from the FERC on October 29, 1997 and the Securities and Exchange Commission on November 5, 1997. The FERC approved the merger with the understanding that FirstEnergy would provide greater access to its transmission system as well as participate in the formation of a regional independent system operator, or ISO. In addition, on November 6, 1997, The Public Utilities Commission of Ohio (PUCO) closed its merger-related proceeding, approving agreed-upon conditions previously submitted by FirstEnergy.
At the same time, the PUCO opened a proceeding relating to transmission issues, mitigation of stranded costs and FirstEnergy's participation in a regional ISO. The merger of Centerior Energy and Ohio Edison into FirstEnergy is effective November 8, 1997. After the merger, FirstEnergy will directly hold all of the issued and outstanding common stock of the six Centerior Energy wholly owned subsidiaries and Ohio Edison.

In July 1997, FirstEnergy submitted to the PUCO staff for approval the regulatory accounting and cost recovery details for implementing the Rate Reduction and Economic Development Plan (Plan) for the Operating Companies, as required by the PUCO when it approved the Plan in January 1997. The Plan is effective for the Operating Companies upon the consummation of the merger and will extend through the year 2006. See
Note 15 to the financial statements in Item 8 of the 1996 Form 10-K for a discussion of the significant provisions of the Plan.

The Operating Companies have discontinued the application of Statement of Financial Accounting Standards (SFAS) 71 for their nuclear operations effective October 29, 1997. The Operating Companies believe the Plan will not provide for the full recovery of costs and a fair return on the investment associated with their nuclear operations. In accordance with SFAS 101, "Regulated Enterprises -- Accounting for the Discontinuation of Application of SFAS 71", the Operating Companies are required to remove from their balance sheets all regulatory assets and liabilities related to the portions of their businesses for which SFAS 71 is discontinued and to assess all other assets for impairment. The amounts at October 29, 1997 for the regulatory assets written off attributable to nuclear operations for Cleveland Electric, Toledo Edison and Centerior Energy are $499 million ($324 million after taxes), $295 million ($192 million after taxes) and $794 million ($516 million after taxes), respectively, or $3.49 per common share for Centerior Energy. The write-off was recorded as an extraordinary item for the period ended October 31, 1997. The regulatory assets attributable to nuclear operations written off primarily represent the net amounts due from customers for future federal income taxes when the taxes become payable, which, under the Plan, are no longer recoverable from customers. The remainder of the Operating Companies' businesses continue to comply with the provisions of SFAS 71. All remaining regulatory assets of the Operating Companies will continue to be recovered through rates set for the nonnuclear portions of their businesses. For financial reporting purposes, the net book value of the Operating Companies' nuclear generating units is not impaired as a result of the Plan.

In connection with the consummation of the merger, an additional cash dividend on Centerior Energy common stock of $.035 per share was declared for share owners of record on November 7, 1997, payable on December 1, 1997.

FirstEnergy is accounting for the merger with Centerior Energy as a purchase in accordance with generally accepted accounting principles. FirstEnergy has elected to apply, or "push down", the effects of purchase accounting to the financial statements of the Operating Companies. For background information, see Note 7 to the financial statements in the First Quarter 1997 Form 10-Q.

(10)  Commitments and Contingencies

Various legal actions, claims and regulatory proceedings covering several matters are pending against the Companies. See "Item 3. Legal Proceedings" in the 1996 Form 10-K; "Part II, Item 5. Other Information" in this Quarterly Report on Form 10-Q and in the First and Second Quarter 1997 Form 10-Qs; and "Item 5. Other Events" in the August 27, 1997 Form 8-K/A.





                      CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                   INCOME STATEMENT
                                     (Unaudited)
                           (Thousands, Except Per Share Amounts)



                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                          ---------------------       ---------------------------
                                                            1997         1996               1997            1996
                                                          --------     --------        -----------     ----------
OPERATING REVENUES                                      $ 703,244    $ 727,119       $  1,927,427    $  1,941,340


OPERATING EXPENSES
  Fuel and Purchased Power                                121,508      122,920            357,059         348,152
  Other Operation and Maintenance                         139,383      169,711            433,787         475,379
  Generation Facilities Rental Expense, Net                39,892       39,853            119,559         119,559
  Depreciation and Amortization                            77,072       76,835            230,923         226,789
  Taxes, Other Than Federal Income Taxes                   79,726       80,129            239,348         247,492
  Amortization of Deferred Operating Expenses, Net         10,858       10,853             32,574          32,264
  Federal Income Taxes                                     53,961       54,385            107,389          93,739
                                                          --------     --------        -----------     -----------
    Total Operating Expenses                              522,400      554,686          1,520,639       1,543,374
                                                          --------     --------        -----------     -----------
OPERATING INCOME                                          180,844      172,433            406,788         397,966

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         756          695              1,867           2,394
  Other Income and Deductions, Net                          9,267       (3,909)            (3,529)        (10,908)
  Federal Income Taxes - Credit (Expense)                  (5,621)         939             (5,205)          3,734
                                                          --------     --------        -----------     -----------
    Total Nonoperating Income (Loss)                        4,402       (2,275)            (6,867)         (4,780)
                                                          --------     --------        -----------     -----------
INCOME BEFORE INTEREST CHARGES                            185,246      170,158            399,921         393,186

INTEREST CHARGES
  Long-term Debt                                           93,698       81,192            248,369         247,841
  Short-term Debt                                           3,967        2,300              7,646           6,498
  Allowance for Borrowed Funds Used During Construction      (854)        (640)            (1,680)         (2,257)
                                                          --------     --------        -----------     -----------
    Net Interest Charges                                   96,811       82,852            254,335         252,082
                                                          --------     --------        -----------     -----------
INCOME AFTER INTEREST CHARGES                              88,435       87,306            145,586         141,104

  Preferred Dividend Requirements of Subsidiaries          13,061       13,815             39,876          42,092
                                                          --------     --------        -----------     -----------
NET INCOME                                              $  75,374    $  73,491       $    105,710    $     99,012
                                                          ========     ========        ===========     ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                148,025      148,026            148,026         148,027
                                                          ========     ========        ===========     ===========
EARNINGS PER COMMON SHARE                               $     .51    $     .50       $        .71    $        .67
                                                          ========     ========        ===========     ===========



The accompanying notes as they relate to Centerior Energy are an integral part of this statement.


                         CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                      BALANCE SHEET
                                       (Thousands)


                                                               September 30,     December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $ 10,028,501      $  9,867,193
  Accumulated Depreciation and Amortization                    (3,535,430)       (3,272,158)
                                                               -----------       -----------
                                                                6,493,071         6,595,035
  Construction Work In Progress                                   103,452            78,669
                                                               -----------       -----------
                                                                6,596,523         6,673,704
  Nuclear Fuel, Net of Amortization                               147,896           189,148
  Other Property, Less Accumulated Depreciation                    47,381            89,291
                                                               -----------       -----------
                                                                6,791,800         6,952,143

CURRENT ASSETS
  Cash and Temporary Cash Investments                             175,821           138,068
  Amounts Due from Customers and Others, Net                      194,821           212,680
  Materials and Supplies, at Average Cost
   Owned                                                           80,005            84,846
   Under Consignment                                               38,986            34,039
  Taxes Applicable to Succeeding Years                            110,584           249,961
  Other                                                            21,880            24,283
                                                               -----------       -----------
                                                                  622,097           743,877

REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             2,237,045         2,277,083
  Mansfield Capital Trust                                         878,797                --
  Nuclear Plant Decommissioning Trusts                            163,660           139,667
  Investment in Partnership                                        40,327            23,245
  Other                                                            85,120            74,187
                                                               -----------       -----------
                                                                3,404,949         2,514,182
                                                               -----------       -----------
                                                             $ 10,818,846      $ 10,210,202
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,973,919      $  1,986,855
  Preferred Stock
   With Mandatory Redemption Provisions                           173,094           189,473
   Without Mandatory Redemption Provisions                        448,325           448,325
  Long-Term Debt                                                4,203,655         3,444,241
                                                               -----------       -----------
                                                                6,798,993         6,068,894

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock           102,159           196,033
  Current Portion of Lease Obligations                             75,499            87,836
  Notes Payable to Banks and Others                                85,000                --
  Accounts Payable                                                128,189           138,005
  Accrued Taxes                                                   242,761           389,014
  Accrued Interest                                                 97,396            74,826
  Dividends Declared                                               43,202            13,977
  Other                                                            62,960            72,653
                                                               -----------       -----------
                                                                  837,166           972,344
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              242,683           251,547
  Accumulated Deferred Federal Income Taxes                     1,904,311         1,876,924
  Unamortized Gain from Bruce Mansfield Plant Sale                456,746           474,757
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                       127,794           137,956
  Nuclear Fuel Lease Obligations                                   99,890           122,655
  Retirement Benefits                                             186,734           183,571
  Other                                                           164,529           121,554
                                                               -----------       -----------
                                                                3,182,687         3,168,964
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $ 10,818,846      $ 10,210,202
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

                            CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                                         CASH FLOWS
                                         (Unaudited)
                                         (Thousands)


                                                                                Nine Months Ended
                                                                                   September 30,
                                                                            -----------------------
                                                                                 1997        1996
                                                                            -----------------------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                   $105,710     $99,012
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                               230,923     226,789
                    Deferred Federal Income Taxes                                26,972      30,967
                    Deferred Fuel                                                28,567      10,777
                    Leased Nuclear Fuel Amortization                             65,008      58,212
                    Amortization of Deferred Operating Expenses, Net             32,574      32,264
                    Allowance for Equity Funds Used During Construction          (1,867)     (2,394)
                    Changes in Amounts Due from Customers and Others, Net        10,983     (22,997)
                    Net Proceeds from Accounts Receivable Securitization            --      135,223
                    Changes in Materials and Supplies                              (106)     34,468
                    Changes in Accounts Payable                                  (9,816)    (38,487)
                    Changes in Working Capital Affecting Operations               8,404      34,841
                    Other Noncash Items                                           6,112     (15,969)
                                                                               --------    --------
                      Total Adjustments                                         397,754     483,694
                                                                               --------    --------
                      Net Cash from Operating Activities                        503,464     582,706

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Bank Loans, Commercial Paper and Other Short-Term Debt         85,000         --
                  First Mortgage Bond Issues                                    190,660         --
                  Secured Note Issues                                           720,000         --
                  Reacquired Common Stock                                           (20)        (20)
                  Maturities, Redemptions and Sinking Funds                    (262,079)   (178,153)
                  Nuclear Fuel Lease Obligations                                (63,888)    (67,962)
                  Common Stock Dividends Paid                                   (88,816)    (88,816)
                  Premiums, Discounts and Expenses                              (15,650)       (561)
                                                                               --------    --------
                      Net Cash from Financing Activities                        565,207    (335,512)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                 (118,906)   (107,451)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                          (1,680)     (2,257)
                  Contributions to Nuclear Plant Decommissioning Trusts         (16,162)    (16,994)
                  Investment in Mansfield Capital Trust                        (878,797)        --
                  Investment in Partnership                                     (17,082)    (21,164)
                  Other Cash Received                                             1,709       6,627
                                                                               --------    --------
                      Net Cash from Investing Activities                     (1,030,918)   (141,239)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                37,753     105,955
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD      138,068     179,038
                                                                              --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD           $175,821    $284,993
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                        $223,000    $235,000
                  Federal Income Taxes                                           54,000       5,200

The accompanying notes as they relate to Centerior Energy are an integral part of this statement.

                        CENTERIOR ENERGY CORPORATION AND SUBSIDIARIES
                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First and Second Quarter 1997 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies completed the refinancing of high-cost fixed obligations through a lower cost transaction in July 1997.

During the third quarter of 1997, the Operating Companies issued and redeemed various securities as discussed in Note 5.

In October 1997, Cleveland Electric issued $150 million principal amount of 7.43% Series C Secured Notes due 2009 and $300 million principal amount of 7.88% Series C Secured Notes due 2017. The Series C Secured Notes are secured by Cleveland Electric first mortgage bonds. Using available cash, short-term borrowings of $250 million (which have been repaid) and the net proceeds from the sales of the Series C Secured Notes, Cleveland Electric redeemed in October 1997 $50 million principal amount of First Mortgage Bonds, 9-1/4% Series due 2009, at 102.19% of face value; $300 million principal amount of First Mortgage Bonds, 9-3/8% Series due 2017-A, at 104.38% of face value; and $100 million principal amount of First Mortgage Bonds, 10% Series due 2020-E, at 105.74% of face value. The premiums paid for the early redemption of the first mortgage bonds are recorded as part of the losses for the reacquisitions of the first mortgage bonds. Such losses were deferred and are being amortized over the lives of the new debt issues.

At September 30, 1997, neither Operating Company would have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. Since FirstEnergy has elected to apply purchase accounting to the Operating Companies, upon completion of Centerior Energy's merger with Ohio Edison, each Operating Company's available bondable property will be reduced to less than zero.

The Operating Companies expect their foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that they will not need to issue first mortgage bonds, except in connection with any refinancings.

Results of Operations

Factors contributing to the 3.3% and 0.7% decreases in 1997 operating revenues from 1996 for the third quarter and nine months, respectively, are shown as follows:

                                               Changes for Period
                                             Ended September 30, 1997
                                             Three              Nine
           Factors                           Months            Months
                                                    (millions)

     Kilowatt-hour Sales Volume and Mix      $  7.1           $ 14.6
     Unbilled Revenues                         (2.7)            (4.7)
     Wholesale Revenues                         5.9             13.7
     Base Rates                               (22.0)           (17.1)
     Fuel Cost Recovery Revenues               (7.2)            (9.2)
     Miscellaneous Revenues                    (5.0)           (11.2)

     Total                                   $(23.9)          $(13.9)

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:

                                                Changes for Period
                                             Ended September 30, 1997
                                             Three            Nine
           Customer Categories               Months           Months

              Residential                       (2.3)%        (2.3)%
              Commercial                        (3.5)         (1.9)
              Industrial                         4.4           3.9
              Other                              0.8          17.8
              Total                              0.4           2.5


Third quarter 1997 total kilowatt-hour sales increased slightly as greater industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased primarily because of sales to the new North Star BHP Steel facility and continuing growth in sales to the broad-based, smaller industrial customer group. However, these industrial sales increases were partially offset by fewer sales to large automotive manufacturers. Other sales increased slightly as increased sales to public authorities were partially offset by lower wholesale sales. Residential and commercial sales declined because of the cooler summer weather in the 1997 period. On a weather-normalized basis, residential sales increased 1.9% for the 1997 period, while commercial sales decreased 1.3%. Kilowatt-hour sales data reflects a significant portion of the effect of hot weather in the second half of June 1997 because unbilled sales at the end of June 1997 were included in third quarter 1997 sales data. However, the estimated revenues from those unbilled sales were recorded in June 1997.

Total kilowatt-hour sales increased for the nine-month period in 1997 as greater industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased primarily for the same reasons cited for the third quarter 1997 increase. Other sales increased as a result of a 22% increase in wholesale sales and an increase in sales to public authorities. Residential and commercial sales declined because of the milder weather in the 1997 period. On a weather-normalized basis, residential sales increased 1.5% for the 1997 period, while commercial sales decreased 0.4%.

Wholesale sales in 1996 were suppressed by soft market conditions and, during the first six months of 1996, by limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

Renegotiated contracts for certain large industrial customers of the Operating Companies resulted in a decrease in their base rates, contributing to the declines in 1997 base rates revenues.

The decreases in 1997 fuel cost recovery revenues included in customer bills resulted from changes in the fuel cost recovery factors used by the Operating Companies to calculate these revenues. The weighted average of the respective fuel cost recovery factors used for the third quarter of 1997 decreased about 6% and 10% for Cleveland Electric and Toledo Edison, respectively, compared to the weighted average of the respective fuel cost recovery factors used for the third quarter of 1996. The weighted average of the respective fuel cost recovery factors used for the 1997 nine-month period decreased about 1% and 8% for Cleveland Electric and Toledo Edison, respectively, compared to the weighted average of the respective fuel cost recovery factors used for the 1996 nine-month period.

Significant portions of the 1997 third quarter and nine-month decreases in miscellaneous revenues relate to a canceled generating plant lease agreement for which revenues were recorded in 1996 and a refund payment was made in the 1997 first quarter.

Third quarter operating expenses in 1997 decreased 5.8% from the 1996 amount. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions. Also, other operation and maintenance expenses for the 1996 third quarter included a $22.7 million charge for the disposition of materials and supplies inventory as discussed in Note 7. A similar $3.5 million charge was recorded for the 1997 third quarter.

Third quarter nonoperating income in 1997 increased from the 1996 amount primarily because interest income from investments in the Mansfield Capital Trust in connection with the Mansfield Plant lease refinancing transaction discussed in Note 4 completely offset the write-down of the investment discussed in Note 6 and expenses related to the pending merger with Ohio Edison.

Third quarter interest charges in 1997 increased from the 1996 amount primarily because of the issuance of $720 million aggregate principal amount of secured notes in June 1997 along with certain short-term borrowing arrangements in connection with the Mansfield Plant lease refinancing. However, the increased interest expense was completely offset by increased interest income included in nonoperating income.

Nine-month operating expenses in 1997 decreased 1.5% from the 1996 amount. Other operation and maintenance expenses decreased for the same reasons cited for the third quarter 1997 decrease in these expenses. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals. Federal income taxes increased as a result of higher pretax operating income. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order.

The nine-month 1997 nonoperating loss resulted primarily from the aforementioned write-down of an investment, merger-related expenses and certain costs associated with an accounts receivable securitization. The nine-month 1996 nonoperating loss resulted primarily from Toledo Edison's write-down of two inactive production facilities as discussed in Note 8.

Nine-month interest charges in 1997 increased from the 1996 amount primarily because the interest charges for the new secured notes and short-term borrowings for the Mansfield Plant lease refinancing exceeded the expense reduction from the redemption and refinancing of debt securities in 1996 and 1997.

Nine-month preferred dividend requirements in 1997 decreased from the 1996 amount because of the redemption of preferred stock in 1996 and 1997.



                THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                      INCOME STATEMENT
                                         (Unaudited)
                                         (Thousands)



                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                         ---------------------         -------------------------
                                                            1997         1996             1997           1996
                                                          --------     --------        ----------     ----------
OPERATING REVENUES                                      $ 499,468    $ 506,491       $ 1,359,341    $ 1,368,042


OPERATING EXPENSES
  Fuel and Purchased Power (1)                            108,397      102,941           321,017        304,883
  Other Operation and Maintenance                          89,830      115,118           282,686        319,333
  Generation Facilities Rental Expense, Net                13,892       13,892            41,675         41,675
  Depreciation and Amortization                            53,610       53,279           160,131        157,128
  Taxes, Other Than Federal Income Taxes                   56,864       56,537           170,824        176,297
  Amortization of Deferred Operating Expenses, Net          6,567        6,567            19,701         19,510
  Federal Income Taxes                                     38,837       37,434            74,393         66,804
                                                          --------     --------        ----------     ----------
    Total Operating Expenses                              367,997      385,768         1,070,427      1,085,630
                                                          --------     --------        ----------     ----------
OPERATING INCOME                                          131,471      120,723           288,914        282,412

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         465          366             1,190          1,465
  Other Income and Deductions, Net                         12,107       (4,506)              427         (3,873)
  Federal Income Taxes - Credit (Expense)                  (5,028)       1,449            (2,958)         1,731
                                                          --------     --------        ----------     ----------
    Total Nonoperating Income (Loss)                        7,544       (2,691)           (1,341)          (677)
                                                          --------     --------        ----------     ----------
INCOME BEFORE INTEREST CHARGES                            139,015      118,032           287,573        281,735

INTEREST CHARGES
  Long-Term Debt                                           69,041       58,628           179,645        179,414
  Short-Term Debt                                           2,961        1,063             7,426          3,127
  Allowance for Borrowed Funds Used During Construction      (729)        (380)           (1,440)        (1,526)
                                                          --------     --------        ----------     ----------
    Net Interest Charges                                   71,273       59,311           185,631        181,015
                                                          --------     --------        ----------     ----------
NET INCOME                                                 67,742       58,721           101,942        100,720

  Preferred Dividend Requirements                           8,876        9,563            27,287         29,408
                                                          --------     --------        ----------     ----------
EARNINGS AVAILABLE FOR COMMON STOCK                     $  58,866    $  49,158       $    74,655    $    71,312
                                                          ========     ========        ==========     ==========




(1)  Includes purchased power expense for
     purchases from Toledo Edison.                      $  28,118    $  24,933       $    86,492    $    77,513

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

                   THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                       BALANCE SHEET
                                      (Thousands)


                                                               September 30,     December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  7,079,565      $  6,938,535
  Accumulated Depreciation and Amortization                    (2,448,138)       (2,252,321)
                                                               -----------       -----------
                                                                4,631,427         4,686,214
  Construction Work In Progress                                    69,262            56,853
                                                               -----------       -----------
                                                                4,700,689         4,743,067
  Nuclear Fuel, Net of Amortization                                89,488           113,030
  Other Property, Less Accumulated Depreciation                    16,038            53,547
                                                               -----------       -----------
                                                                4,806,215         4,909,644

CURRENT ASSETS
  Cash and Temporary Cash Investments                              87,023            30,273
  Amounts Due from Customers and Others, Net                      168,206           189,547
  Amounts Due from Affiliates                                       5,477             5,634
  Materials and Supplies, at Average Cost
   Owned                                                           48,518            51,686
   Under Consignment                                               28,498            23,655
  Taxes Applicable to Succeeding Years                             78,735           181,609
  Other                                                            13,622            15,237
                                                               -----------       -----------
                                                                  430,079           497,641
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                             1,328,356         1,349,693
  Mansfield Capital Trust                                         558,813                --
  Nuclear Plant Decommissioning Trusts                             88,923            75,573
  Other                                                            69,367            44,980
                                                               -----------       -----------
                                                                2,045,459         1,470,246
                                                               -----------       -----------
                                                             $  7,281,753      $  6,877,531
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $  1,043,614      $  1,044,283
  Preferred Stock
   With Mandatory Redemption Provisions                           171,404           186,118
   Without Mandatory Redemption Provisions                        238,325           238,325
  Long-Term Debt                                                3,072,394         2,441,215
                                                               -----------       -----------
                                                                4,525,737         3,909,941

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            73,544           144,668
  Current Portion of Lease Obligations                             42,006            51,592
  Notes Payable to Banks and Others                                60,000                --
  Accounts Payable                                                 56,159            82,694
  Accounts and Notes Payable to Affiliates                         99,685           171,433
  Accrued Taxes                                                   199,064           315,998
  Accrued Interest                                                 70,246            52,487
  Dividends Declared                                                5,685            15,228
  Other                                                            39,096            43,672
                                                               -----------       -----------
                                                                  645,485           877,772
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                              170,215           176,130
  Accumulated Deferred Federal Income Taxes                     1,340,431         1,305,601
  Unamortized Gain from Bruce Mansfield Plant Sale                284,519           295,730
  Accumulated Deferred Rents for Bruce Mansfield Plant             92,642            98,767
  Nuclear Fuel Lease Obligations                                   60,791            73,947
  Retirement Benefits                                              77,039            72,843
  Other                                                            84,894            66,800
                                                               -----------       -----------
                                                                2,110,531         2,089,818
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $  7,281,753      $  6,877,531
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

               THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                                     CASH FLOWS
                                     (Unaudited)
                                     (Thousands)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                 1997        1996
                                                                              ---------------------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                   $101,942    $100,720
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                               160,131     157,128
                    Deferred Federal Income Taxes                                34,254      21,514
                    Deferred Fuel                                                17,197       3,245
                    Leased Nuclear Fuel Amortization                             38,110      33,537
                    Amortization of Deferred Operating Expenses, Net             19,701      19,510
                    Allowance for Equity Funds Used During Construction          (1,190)     (1,465)
                    Changes in Amounts Due from Customers and Others, Net         6,869     (10,719)
                    Net Proceeds from Accounts Receivable Securitization            --       57,988
                    Changes in Materials and Supplies                            (1,675)     29,551
                    Changes in Accounts Payable                                 (26,535)    (36,552)
                    Changes in Working Capital Affecting Operations              (2,235)     38,596
                    Other Noncash Items                                          (1,737)     (7,157)
                                                                               --------    --------
                      Total Adjustments                                         242,890     305,176
                                                                               --------    --------
                      Net Cash from Operating Activities                        344,832     405,896

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Bank Loans, Commercial Paper and Other Short-Term Debt         60,000         --
                  Notes Payable to Affiliates                                   (68,618)      1,281
                  First Mortgage Bond Issues                                    180,560         --
                  Secured Note Issues                                           575,000         --
                  Equity Contributions from Parent                                4,500         --
                  Maturities, Redemptions and Sinking Funds                    (210,714)   (134,288)
                  Nuclear Fuel Lease Obligations                                (37,636)    (38,532)
                  Dividends Paid                                               (116,447)   (135,598)
                  Premiums, Discounts and Expenses                              (12,495)       (307)
                                                                               --------    --------
                      Net Cash from Financing Activities                        374,150    (307,444)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                  (85,265)    (74,747)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                          (1,440)     (1,526)
                  Contributions to Nuclear Plant Decommissioning Trusts          (8,784)     (9,194)
                  Investment in Mansfield Capital Trust                        (558,813)        --
                  Other Cash Received (Applied)                                  (7,930)      2,479
                                                                               --------    --------
                      Net Cash from Investing Activities                       (662,232)    (82,988)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS                56,750      15,464
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       30,273      69,770
                                                                               --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $87,023     $85,234
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                        $162,000    $169,000
                  Federal Income Taxes (Refund)                                  26,300      (6,200)

The accompanying notes as they relate to Cleveland Electric are an integral part of this statement.

              THE CLEVELAND ELECTRIC ILLUMINATING COMPANY AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First and Second Quarter 1997 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies completed the refinancing of high-cost fixed obligations through a lower cost transaction in July 1997.

During the third quarter of 1997, Cleveland Electric issued and redeemed various securities as discussed in Note 5.

In October 1997, Cleveland Electric issued $150 million principal amount of 7.43% Series C Secured Notes due 2009 and $300 million principal amount of 7.88% Series C Secured Notes due 2017. The Series C Secured Notes are secured by Cleveland Electric first mortgage bonds. Using available cash, short-term borrowings of $250 million (which have been repaid) and the net proceeds from the sales of the Series C Secured Notes, Cleveland Electric redeemed in October 1997 $50 million principal amount of First Mortgage Bonds, 9-1/4% Series due 2009, at 102.19% of face value; $300 million principal amount of First Mortgage Bonds, 9-3/8% Series due 2017-A, at 104.38% of face value; and $100 million principal amount of First Mortgage Bonds, 10% Series due 2020-E, at 105.74% of face value. The premiums paid for the early redemption of the first mortgage bonds are recorded as part of the losses for the reacquisitions of the first mortgage bonds. Such losses were deferred and are being amortized over the lives of the new debt issues.

At September 30, 1997, Cleveland Electric would not have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. Since FirstEnergy has elected to apply purchase accounting to Cleveland Electric, upon completion of Centerior Energy's merger with Ohio Edison, Cleveland Electric's available bondable property will be reduced to less than zero.

Cleveland Electric expects its foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that it will not need to issue first mortgage bonds, except in connection with any refinancings.

Results of Operations

Factors contributing to the 1.4% and 0.6% decreases in 1997 operating revenues from 1996 for the third quarter and nine months, respectively, are shown as follows:



                                               Changes for Period
                                            Ended September 30, 1997
                                            Three              Nine
          Factors                           Months            Months
                                                   (millions)

     Kilowatt-hour Sales Volume and Mix     $  1.0           $ (7.8)
     Unbilled Revenues                         4.5             (1.5)
     Wholesale Revenues                        9.4             18.8
     Base Rates                              (12.9)            (4.6)
     Fuel Cost Recovery Revenues              (3.9)            (1.4)
     Miscellaneous Revenues                   (5.1)           (12.2)

     Total                                  $ (7.0)          $ (8.7)

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:

                                               Changes for Period
                                            Ended September 30, 1997
                                            Three              Nine
          Customer Categories               Months            Months

              Residential                   (1.0)%            (1.7)%
              Commercial                    (3.4)             (2.1)
              Industrial                     0.6               0.3
              Other                         29.0              42.6
              Total                          2.9               3.9

Third quarter 1997 total kilowatt-hour sales increased as greater industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased slightly as more sales to the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive and primary metal manufacturers. Other sales increased as a result of a 24% increase in wholesale sales and an increase in sales to public authorities. Residential and commercial sales declined because of the cooler summer weather in the 1997 period. On a weather-normalized basis, residential sales increased 2.3% for the 1997 period, while commercial sales decreased 1.5%. Kilowatt-hour sales data reflects a significant portion of the effect of hot weather in the second half of June 1997 because unbilled sales at the end of June 1997 were included in third quarter 1997 sales data. However, the estimated revenues from those unbilled sales were recorded in June 1997.

Total kilowatt-hour sales increased for the nine-month period in 1997 as greater industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased slightly as more sales to large chemical industry customers and the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive manufacturers. Other sales increased as a result of a 50% increase in wholesale sales and an increase in sales to public authorities. Residential and commercial sales declined because of the milder weather in the 1997 period. On a weather-normalized basis, residential sales increased 2% for the 1997 period, while commercial sales decreased 0.8%.

Wholesale sales in 1996 were suppressed by soft market conditions and, during the first six months of 1996, by limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

Renegotiated contracts for certain large industrial customers resulted in a decrease in their base rates, contributing to the declines in 1997 base rates revenues.

The decreases in 1997 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1997 to calculate these revenues compared to those used in 1996. The decreases in the weighted averages of the fuel cost recovery factors for 1997 were about 6% and 1% for the third quarter and nine months, respectively.

Significant portions of the 1997 third quarter and nine-month decreases in miscellaneous revenues relate to a canceled generating plant lease agreement for which revenues were recorded in 1996 and a refund payment was made in the 1997 first quarter.

Third quarter operating expenses in 1997 decreased 4.6% from the 1996 amount. Other operation and maintenance expenses decreased as a result of ongoing cost cutting and work force reductions. Also, other operation and maintenance expenses for the 1996 third quarter included a $16.6 million charge for the disposition of materials and supplies inventory as discussed in Note 7. A similar $2.3 million charge was recorded for the 1997 third quarter. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense related to less generation. Federal income taxes increased as a result of higher pretax operating income.

Third quarter nonoperating income in 1997 increased from the 1996 amount primarily because interest income from the investment in the Mansfield Capital Trust in connection with the Mansfield Plant lease refinancing transaction discussed in Note 4 completely offset Cleveland Electric's share of expenses related to Centerior Energy's pending merger with Ohio Edison.

Third quarter interest charges in 1997 increased from the 1996 amount primarily because of the issuance of $575 million aggregate principal amount of secured notes in June 1997 along with certain short-term borrowing arrangements in connection with the Mansfield Plant lease refinancing. However, the increased interest expense was completely offset by increased interest income included in nonoperating income.

Nine-month operating expenses in 1997 decreased 1.4% from the 1996 amount. Other operation and maintenance expenses decreased for the same reasons cited for the third quarter 1997 decrease in these expenses. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Federal income taxes increased as a result of higher pretax operating income. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order.

The nine-month 1997 nonoperating loss resulted primarily from Cleveland Electric's share of merger-related expenses and certain costs associated with an accounts receivable securitization.

Nine-month interest charges in 1997 increased from the 1996 amount primarily because the interest charges for the new secured notes and short-term borrowings for the Mansfield Plant lease refinancing exceeded the expense reduction from the redemption and refinancing of debt securities in 1996 and 1997.

Nine-month preferred dividend requirements in 1997 decreased from the 1996 amount because of the redemption of preferred stock in 1996 and 1997.



                    THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                 INCOME STATEMENT
                                   (Unaudited)
                                   (Thousands)



                                                            Three Months Ended           Nine Months Ended
                                                               September 30,               September 30,
                                                          ---------------------        ---------------------
                                                            1997         1996            1997        1996
                                                          --------     --------        --------     --------
OPERATING REVENUES (1)                                  $ 241,282    $ 252,198       $ 680,486    $ 673,931


OPERATING EXPENSES
  Fuel and Purchased Power                                 45,477       46,928         133,292      126,348
  Other Operation and Maintenance                          54,740       59,287         166,512      174,050
  Generation Facilities Rental Expense, Net                26,000       25,961          77,884       77,884
  Depreciation and Amortization                            23,462       23,556          70,792       69,661
  Taxes, Other Than Federal Income Taxes                   22,729       23,503          68,124       70,928
  Amortization of Deferred Operating Expenses, Net          4,291        4,287          12,873       12,755
  Federal Income Taxes                                     15,212       17,011          33,204       27,110
                                                          --------     --------        --------     --------
    Total Operating Expenses                              191,911      200,533         562,681      558,736
                                                          --------     --------        --------     --------
OPERATING INCOME                                           49,371       51,665         117,805      115,195

NONOPERATING INCOME (LOSS)
  Allowance for Equity Funds Used During Construction         291          330             677          929
  Other Income and Deductions, Net                          7,870           96           8,343       (8,683)
  Federal Income Taxes - Credit (Expense)                  (3,103)         (92)         (3,929)       3,218
                                                          --------     --------        --------     --------
    Total Nonoperating Income (Loss)                        5,058          334           5,091       (4,536)
                                                          --------     --------        --------     --------
INCOME BEFORE INTEREST CHARGES                             54,429       51,999         122,896      110,659

INTEREST CHARGES
  Long-Term Debt                                           24,656       22,564          68,723       68,427
  Short-Term Debt                                           2,678        1,712           5,237        4,075
  Allowance for Borrowed Funds Used During Construction      (124)        (260)           (239)        (731)
                                                          --------     --------        --------     --------
    Net Interest Charges                                   27,210       24,016          73,721       71,771
                                                          --------     --------        --------     --------
NET INCOME                                                 27,219       27,983          49,175       38,888

  Preferred Dividend Requirements                           4,185        4,250          12,590       12,683
                                                          --------     --------        --------     --------
EARNINGS AVAILABLE FOR COMMON STOCK                     $  23,034    $  23,733       $  36,585    $  26,205
                                                          ========     ========        ========     ========




(1) Includes revenues from bulk power sales
    to Cleveland Electric.                              $  28,118    $  24,933       $  86,492    $  77,513

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                            THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                          BALANCE SHEET
                                          (Thousands)



                                                               September 30,     December 31,
                                                                  1997              1996
                                                               (Unaudited)
                                                               -----------       -----------
         ASSETS

PROPERTY, PLANT AND EQUIPMENT
  Utility Plant In Service                                   $  2,948,913      $  2,928,657
  Accumulated Depreciation and Amortization                    (1,087,291)       (1,019,836)
                                                               -----------       -----------
                                                                1,861,622         1,908,821
  Construction Work In Progress                                    27,622            21,479
                                                               -----------       -----------
                                                                1,889,244         1,930,300
  Nuclear Fuel, Net of Amortization                                58,408            76,118
  Other Property, Less Accumulated Depreciation                     6,936             8,460
                                                               -----------       -----------
                                                                1,954,588         2,014,878

CURRENT ASSETS
  Cash and Temporary Cash Investments                              48,144            81,454
  Amounts Due from Customers and Others, Net                        9,110            16,308
  Amounts Due from Affiliates                                      60,259            95,336
  Materials and Supplies, at Average Cost
   Owned                                                           31,487            33,160
   Under Consignment                                               10,487            10,383
  Taxes Applicable to Succeeding Years                             31,849            68,352
  Other                                                             2,102             3,479
                                                               -----------       -----------
                                                                  193,438           308,472
REGULATORY AND OTHER ASSETS
  Regulatory Assets                                               908,929           927,629
  Mansfield Capital Trust                                         319,984                --
  Nuclear Plant Decommissioning Trusts                             74,737            64,093
  Other                                                            35,208            42,408
                                                               -----------       -----------
                                                                1,338,858         1,034,130
                                                               -----------       -----------
                                                             $  3,486,884      $  3,357,480
                                                               ===========       ===========

         CAPITALIZATION AND LIABILITIES

CAPITALIZATION
  Common Stock Equity                                        $    839,822      $    803,237
  Preferred Stock
   With Mandatory Redemption Provisions                             1,690             3,355
   Without Mandatory Redemption Provisions                        210,000           210,000
  Long-Term Debt                                                1,131,262         1,003,026
                                                               -----------       -----------
                                                                2,182,774         2,019,618

CURRENT LIABILITIES
  Current Portion of Long-Term Debt and Preferred Stock            28,615            51,365
  Current Portion of Lease Obligations                             30,345            36,244
  Accounts Payable                                                 47,348            46,496
  Accounts and Notes Payable to Affiliates                         57,042            30,016
  Accrued Taxes                                                    47,303            72,829
  Accrued Interest                                                 27,052            22,348
  Other                                                            15,588            18,722
                                                               -----------       -----------
                                                                  253,293           278,020
DEFERRED CREDITS AND OTHER LIABILITIES
  Unamortized Investment Tax Credits                               72,468            75,417
  Accumulated Deferred Federal Income Taxes                       559,139           565,600
  Unamortized Gain from Bruce Mansfield Plant Sale                172,227           179,027
  Accumulated Deferred Rents for Bruce Mansfield Plant
   and Beaver Valley Unit 2                                        35,153            39,188
  Nuclear Fuel Lease Obligations                                   39,099            48,491
  Retirement Benefits                                             104,529           102,214
  Other                                                            68,202            49,905
                                                               -----------       -----------
                                                                1,050,817         1,059,842
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                               -----------       -----------
                                                             $  3,486,884      $  3,357,480
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

                               THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                                             CASH FLOWS
                                            (Unaudited)
                                            (Thousands)




                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            -----------------------
                                                                                1997        1996
                                                                            ---------   -----------

                CASH FLOWS FROM OPERATING ACTIVITIES
                  Net Income                                                    $49,175     $38,888
                                                                               --------    --------
                  Adjustments to Reconcile Net Income
                  to Cash from Operating Activities:
                    Depreciation and Amortization                                70,792      69,661
                    Deferred Federal Income Taxes                                (6,462)      9,863
                    Deferred Fuel                                                11,369       7,532
                    Leased Nuclear Fuel Amortization                             26,898      24,677
                    Amortization of Deferred Operating Expenses, Net             12,873      12,755
                    Allowance for Equity Funds Used During Construction            (677)       (929)
                    Changes in Amounts Due from Customers and Others, Net        14,794     (11,753)
                    Net Proceeds from Accounts Receivable Securitization            --       77,235
                    Changes in Materials and Supplies                             1,569       4,918
                    Changes in Accounts Payable                                     852       2,738
                    Changes in Working Capital Affecting Operations              12,710      (3,260)
                    Other Noncash Items                                           7,849      (8,812)
                                                                               --------    --------
                      Total Adjustments                                         152,567     184,625
                                                                               --------    --------
                      Net Cash from Operating Activities                        201,742     223,513

                CASH FLOWS FROM FINANCING ACTIVITIES
                  Notes Payable to Affiliates                                    24,500     (20,950)
                  First Mortgage Bond Issue                                      10,100         --
                  Secured Note Issues                                           145,000         --
                  Maturities, Redemptions and Sinking Funds                     (51,365)    (43,865)
                  Nuclear Fuel Lease Obligations                                (26,252)    (29,430)
                  Dividends Paid                                                (12,589)    (12,702)
                  Premiums, Discounts and Expenses                               (3,155)       (254)
                                                                               --------    --------
                      Net Cash from Financing Activities                         86,239    (107,201)

                CASH FLOWS FROM INVESTING ACTIVITIES
                  Cash Applied to Construction                                  (33,641)    (32,704)
                  Interest Capitalized as Allowance for Borrowed Funds Used
                    During Construction                                            (239)       (731)
                  Loans to Affiliates                                            38,817      (6,281)
                  Contributions to Nuclear Plant Decommissioning Trusts          (7,378)     (7,800)
                  Investment in Mansfield Capital Trust                        (319,984)        --
                  Other Cash Received                                             1,134       2,199
                                                                               --------    --------
                      Net Cash from Investing Activities                       (321,291)    (45,317)
                                                                               --------    --------
                NET CHANGE IN CASH AND TEMPORARY CASH INVESTMENTS               (33,310)     70,995
                CASH AND TEMPORARY CASH INVESTMENTS AT BEGINNING OF PERIOD       81,454      93,669
                                                                               --------    --------
                CASH AND TEMPORARY CASH INVESTMENTS AT END OF PERIOD            $48,144    $164,664
                                                                               ========    ========

                Other Payment Information:
                  Interest (net of amounts capitalized)                         $65,000     $66,000
                  Federal Income Taxes                                           25,300      10,400

The accompanying notes as they relate to Toledo Edison are an integral part of this statement.

                        THE TOLEDO EDISON COMPANY AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 of the 1996 Form 10-K and in the First and Second Quarter 1997 Form 10-Qs. The information under "Capital Resources and Liquidity" remains unchanged with the following exceptions:

As discussed in Note 4, the Operating Companies completed the refinancing of high-cost fixed obligations through a lower cost transaction in July 1997.

During the third quarter of 1997, Toledo Edison issued and redeemed various securities as discussed in Note 5.

At September 30, 1997, Toledo Edison would not have been permitted to issue a material amount of additional first mortgage bonds, except in connection with refinancings. Since FirstEnergy has elected to apply purchase accounting to Toledo Edison, upon completion of Centerior Energy's merger with Ohio Edison, Toledo Edison's available bondable property will be reduced to less than zero.

Toledo Edison expects its foreseeable future cash needs to be satisfied with internally generated cash and available credit facilities and, therefore, that it will not need to issue first mortgage bonds, except in connection with any refinancings.

Results of Operations

Factors contributing to the 4.3% decrease and 1% increase in 1997 operating revenues from 1996 for the third quarter and nine months, respectively, are shown as follows:

                                               Changes for Period
                                            Ended September 30, 1997
                                            Three              Nine
              Factors                       Months            Months
                                                   (millions)

     Kilowatt-hour Sales Volume and Mix     $  6.1            $ 22.5
     Unbilled Revenues                        (7.2)             (3.2)
     Wholesale Revenues                        1.9               9.0
     Base Rates                               (9.1)            (12.5)
     Fuel Cost Recovery Revenues              (3.3)             (7.8)
     Miscellaneous Revenues                    0.7              (1.4)

     Total                                  $(10.9)           $  6.6

Percentage changes between 1997 and 1996 billed electric kilowatt-hour sales are summarized as follows:



                                               Changes for Period
                                            Ended September 30, 1997
                                            Three              Nine
          Customer Categories               Months            Months

              Residential                   (5.4)%            (3.7)%
              Commercial                    (4.0)             (1.0)
              Industrial                    11.3              10.5
              Other                          --               13.6
              Total                          2.7               6.6

Third quarter 1997 total kilowatt-hour sales increased as greater industrial sales were partially offset by fewer residential and commercial sales. Industrial sales increased as more sales to large primary metals industry customers (including the new North Star BHP Steel facility) and the broad-based, smaller industrial customer group were partially offset by fewer sales to large automotive manufacturers. Residential and commercial sales declined because of a change in the meter reading schedule in August 1997, which reduced the number of days in the billing cycles, and the cooler summer weather in the 1997 period. On a weather-normalized basis, residential sales increased 0.7% for the 1997 period, while commercial sales decreased 0.3%. Kilowatt-hour sales data reflects a significant portion of the effect of hot weather in the second half of June 1997 because unbilled sales at the end of June 1997 were included in third quarter 1997 sales data. However, the estimated revenues from those unbilled sales were recorded in June 1997.

Total kilowatt-hour sales increased for the nine-month period in 1997 as greater industrial and other sales were partially offset by fewer residential and commercial sales. Industrial sales increased primarily for the same reasons cited for the third quarter 1997 increase. Other sales increased primarily because of a 16% increase in wholesale sales. Residential and commercial sales declined because of the milder weather in the 1997 period. Weather-normalized residential and commercial sales increased 0.6% and 1.1% respectively, for the 1997 period.

Wholesale sales in 1996 were suppressed by soft market conditions and, during the first six months of 1996, by limited power availability for bulk power transactions because of nuclear generating plant refueling and maintenance outages.

Renegotiated contracts for certain large industrial customers resulted in a decrease in their base rates, contributing to the declines in 1997 base rates revenues.

The decreases in 1997 fuel cost recovery revenues included in customer bills resulted from decreases in the fuel cost recovery factors used in 1997 to calculate these revenues compared to those used in 1996. The decreases in the weighted averages of the fuel cost recovery factors for 1997 were about 10% and 8% for the third quarter and nine months, respectively.

Third quarter operating expenses in 1997 decreased 4.3% from the 1996 amount. Other operation and maintenance expenses, exclusive of the inventory reduction charges recorded in the third quarter of both years, increased slightly. Other operation and maintenance expenses for the 1996 third quarter included a $6.1 million charge for the disposition of materials and supplies inventory as discussed in Note 7. A similar $1.2 million charge was recorded for the 1997 third quarter. Fuel and purchased power expenses decreased as lower fuel expense related to less generation was partially offset by higher purchased power expense. Federal income taxes decreased as a result of lower pretax operating income.

Third quarter nonoperating income in 1997 increased from the 1996 amount primarily because of interest income from the investment in the Mansfield Capital Trust in connection with the Mansfield Plant lease refinancing transaction discussed in Note 4.

Third quarter interest charges in 1997 increased from the 1996 amount primarily because of the issuance of $145 million aggregate principal amount of secured notes in June 1997 along with certain short-term borrowing arrangements in connection with the Mansfield Plant lease refinancing. However, the increased interest expense was completely offset by increased interest income included in nonoperating income.

Nine-month operating expenses in 1997 increased 0.7% from the 1996 amount. Fuel and purchased power expenses increased as higher purchased power expense was partially offset by lower fuel expense. A change in the system generating mix (more nuclear generation and less coal-fired generation in the 1997 period than in the 1996 period) accounted for a large part of the lower fuel expense for the 1997 period. Federal income taxes increased as a result of higher pretax operating income. Depreciation and amortization expenses increased primarily because of changes in depreciation rates approved in the April 1996 PUCO rate order. Other operation and maintenance expenses, exclusive of the inventory reduction charges recorded in the third quarter of both years, decreased as a result of ongoing cost cutting and work force reductions. Taxes, other than federal income taxes, decreased primarily because of lower property and payroll tax accruals.

Nine-month nonoperating income in 1997 increased from the 1996 amount as interest income from the investment in the Mansfield Capital Trust in connection with the Mansfield Plant lease refinancing completely offset Toledo Edison's share of expenses related to Centerior Energy's pending merger with Ohio Edison. Also, the nine-month 1996 nonoperating loss resulted primarily from the write-down of two inactive production facilities as discussed in Note 8.

Nine-month interest charges in 1997 increased from the 1996 amount primarily because the interest charges for the new secured notes and short-term borrowings for the Mansfield Plant lease refinancing exceeded the expense reduction from the redemption and refinancing of debt securities in 1996 and 1997.




PART II.  OTHER INFORMATION

Item 5.  Other Information


1.    Cleveland Electric Collective Bargaining Agreement

For additional information relating to this topic, see "2.
Cleveland Electric Collective Bargaining Agreement" under "Item 5. Other Events" in the August 27, 1997 Form 8-K/A.

Cleveland Electric withdrew its settlement offer to the union effective October 29, 1997. By its terms, the current contract between Cleveland Electric and Local 270 continues in full force and effect except that certain provisions, including one prohibiting a strike or lockout, are not in effect. There is a risk that a strike may occur at any time. However, Cleveland Electric believes that it would be able to continue to provide substantially normal electric service to its customers if any such event were to occur.

2.    Proposed Air Quality Control Changes

For additional information relating to this topic, see
"Environmental Regulation - Air Quality Control" under "Item 1.
Business" in the Companies' 1996 Form 10-K and "6.  New Federal
Rules" under "Part II., Item 5.  Other Information" in the Second
Quarter 1997 Form 10-Q.

The U.S. Environmental Protection Agency has proposed regulations which would require 22 states, including Ohio, to revise their state implementation plans to reduce emissions of nitrogen oxide by the end of 2002. It is anticipated that required reductions could be achieved through additional emission controls on Ohio's 53 coal-fired electric power plants. The proposed controls could require the Operating Companies to incur capital costs of between approximately $250-345 million.

3.    Conjunctive Electric Service (CES)

For more information on the Operating Companies' conjunctive electric service (CES) tariff and pending PUCO and Ohio Supreme Court proceedings, see "Part II., Item 5. Other Information, 2. Conjunctive Electric Service" and "3. FirstEnergy Rate Plan" in the Second Quarter 1997 Form 10-Q.

In the pending Ohio Supreme Court appeal challenging the PUCO's authority to require such tariffs, the PUCO and intervenors have filed briefs asserting that the matter is not yet ripe for adjudication because the PUCO has not yet determined the adequacy of the CES tariffs which have been filed.

In connection with its November 6, 1997 merger-related order, see
Note 9 to the financial statements included elsewhere in this report, the PUCO also reiterated the importance of developing CES tariffs in compliance with its guidelines.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

      See Exhibit Index following.

b.    Reports on Form 8-K

During the quarter ended September 30, 1997, Centerior Energy,
Cleveland Electric and Toledo Edison each filed two Current
Reports on Form 8-K with the Securities and Exchange Commission.

A Form 8-K dated July 8, 1997 and filed July 30, 1997 included two items under "Item 5. Other Events." The first item, "1. Refinancing of Mansfield SLOBs", reported on the refinancing of $873.2 million of secured lease obligation bonds issued in 1987 in connection with the Operating Companies' sale/leaseback of the Bruce Mansfield Generating Plant. The second item, "2. Pending Merger with Ohio Edison", reported on a July 16, 1997 order by the FERC relating to the merger of Centerior Energy and Ohio Edison.

A Form 8-K/A dated August 27, 1997 and filed September 19, 1997 included three items under "Item 5. Other Events." The first item, "Refinancings", reported the refinancing of $190.7 million of the Operating Companies' first mortgage bonds securing certain tax-exempt bonds issued by public authorities. The second item, "Cleveland Electric Collective Bargaining Agreement", reported the status of negotiations for a new collective bargaining agreement. The third item, "Centerior Energy Investment", reported the loss of an investment and ensuing legal proceedings.

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










Date: November 7, 1997

                                  EXHIBIT INDEX


The following exhibits are submitted herewith:

                             CENTERIOR ENERGY EXHIBIT

Exhibit Number               Description

27(a)                        Financial Data Schedule for the period
                             ended September 30, 1997.


                             CLEVELAND ELECTRIC EXHIBITS

Exhibit Number               Description

27(b)                        Financial Data Schedule for the period
                             ended September 30, 1997.


                             TOLEDO EDISON EXHIBITS

Exhibit Number               Description

27(c)                        Financial Data Schedule for the period
                             ended September 30, 1997.